Form 10-Q
period 2000-09-30
SIGNALSOFT CORP
filed 2000-11-14
CIK 1103354

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
   [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES AND EXCHANGE ACT OF 1934

                 For Quarterly Period Ended September 30, 2000

                                      OR

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                             Commission File Number:  000-31885

                             SignalSoft Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       Delaware                                                84-1268226
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                             Identification No.)

1495 Canyon Blvd, Boulder, Colorado                                80302
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

                                 (303) 381-3000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES        NO  X
                                        -----     -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           Class                                Outstanding at November 8, 2000
           -----                                -------------------------------
Common Stock, $0.001 par value                            23,504,397

                             SignalSoft Corporation
                                    FORM 10-Q

                                      INDEX

                                                                            Page Number
                                                                            -----------
PART I - FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements:
           Unaudited Condensed Consolidated Balance Sheets at December 31,
           1999 and September 30, 2000....................................         3

          Unaudited Condensed Consolidated Statements of Operations for
           the three and the nine months ended September 30, 1999
           and 2000.......................................................         4

          Unaudited Condensed Consolidated Statements of Cash Flows for
           the nine months ended September 30, 1999 and 2000..............         5

          Unaudited Consolidated Statement of Stockholders' Equity
           (Deficit) for the nine months ended September 30, 2000.........         6

          Notes to Unaudited Condensed Consolidated Financial Statements..         7

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................        10

Item 3.   Quantitative and Qualitative Disclosures about Market Risk......        14

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.................................................      15

Item 2.   Change in Securities and Use of Proceeds..........................      15

Item 3.   Defaults Upon Senior Securities...................................      15

Item 4.   Submission of Matters to a Vote of Security Holders...............      15

Item 5.   Other Information.................................................      15

Item 6.   Exhibits and Reports on Form 8-K..................................      16

SIGNATURES..................................................................      17

                             SIGNALSOFT CORPORATION
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                             December 31,         September 30,
                                                                                 1999                 2000
                                                                             ------------         -------------
                                   ASSETS
Current assets:
   Cash and cash equivalents ........................................        $ 18,051,349         $  92,771,350
   Trade accounts receivable ........................................             425,993             5,461,960
   Prepaid expenses and other .......................................             307,966             1,146,097
                                                                             ------------         -------------
      Total current assets ..........................................          18,785,308            99,379,407

Equipment and leasehold improvements, net ...........................             652,730             2,911,829
Intangible assets, net ..............................................                --               4,059,693
Other assets, net ...................................................                --                  86,715
                                                                             ------------         -------------
      Total assets ..................................................        $ 19,438,038         $ 106,437,644
                                                                             ============         =============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Note payable .....................................................        $     41,667         $       4,167
   Current portion of capital lease obligation ......................              56,232                49,800
   Trade accounts payable ...........................................           1,752,903               812,778
   Accrued compensation payable .....................................             542,067             1,283,139
   Other accrued expenses ...........................................              55,353               560,223
   Deferred revenue .................................................              50,833             1,040,977
                                                                             ------------         -------------
      Total current liabilities .....................................           2,499,055             3,751,084
 Capital lease obligations, less current portion ....................              25,971                   975
                                                                             ------------         -------------
      Total liabilities .............................................           2,525,026             3,752,059
                                                                             ------------         -------------
Mandatorily redeemable, convertible preferred stock:
   Series A, par value $.001, 1,571,700 shares authorized, issued and outstanding; aggregate liquidation
      preference of $2,000,000 and redemption value of $2,546,667
      at December 31, 1999 ..........................................           2,525,442                  --
   Series B, par value $.001, 3,835,148 shares authorized, issued and outstanding; aggregate liquidation preference of $9,650,000
      and redemption value of $11,065,334 at December 31, 1999 ......          11,015,837                  --
   Series C, par value $.001, 5,574,324 shares authorized 3,370,806 shares issued and outstanding in 1999 aggregate liquidation preference of $19,955,172 and redemption value of $20,017,254
      at December 31, 1999 ..........................................          18,663,841                  --
                                                                             ------------         -------------
                                                                               32,205,120                  --
                                                                             ------------         -------------

Stockholders' equity (deficit):
   Common stock, par value, $.001 in 1999 and 2000; 20,000,000, and
   65,000,000 shares authorized in 1999 and 2000, respectively;
   6,393,636 and 23,506,828 shares issued and outstanding in
   1999 and 2000, respectively ......................................               6,394                23,507
   Preferred stock, par value $.001, 10,000,000 shares authorized,
      none issued and outstanding in 1999 and 2000 ..................                --                    --
Additional paid-in capital ..........................................           1,420,846           133,803,260
Deferred stock option compensation ..................................            (467,210)           (3,515,482)
Accumulated deficit .................................................         (16,252,138)          (27,583,517)
Treasury shares (5,370 shares, par value, $.001) ....................                --                 (28,622)
Accumulated other comprehensive loss ................................                --                 (13,561)
                                                                             ------------         -------------
      Total stockholders' equity (deficit) ..........................         (15,292,108)          102,685,585
                                                                             ------------         -------------
      Total liabilities and stockholders' equity (deficit) ..........        $ 19,438,038         $ 106,437,644
                                                                             ============         =============



                             See accompanying notes.

                             SIGNALSOFT CORPORATION
                                AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER
                               COMPREHENSIVE LOSS

                                   (unaudited)

                                                              Three months ended               Nine months ended
                                                                 September  30,                   September 30,
                                                          ----------------------------     ----------------------------
                                                             1999             2000            1999             2000
                                                          -----------     ------------     -----------     ------------
Revenue:
 License fees ........................................    $   752,676     $  2,869,732     $   804,228     $  6,406,793
 Maintenance fees ....................................         38,500           84,453         248,800          235,854
 Professional services and other .....................         92,321          871,462         233,908        2,009,317
                                                          -----------     ------------     -----------     ------------
   Total revenue .....................................        883,497        3,825,647       1,286,936        8,651,964

Cost of revenue (exclusive of stock option
   compensation expense of $7,724, $119,119, $22,383
   and $217,112 for the three months ended September
   30, 1999, and 2000, and nine months ended September
   30, 1999 and 2000, respectively)...................        407,351        1,053,889       1,213,785        2,669,220
                                                          -----------     ------------     -----------     ------------
   Gross profit ......................................        476,146        2,771,758          73,151        5,982,744

Operating expenses:
 Selling, general and administrative (exclusive of
    stock option compensation expense of $30,995,
    $124,540, $86,977 and $305,123 for the three
    months ended September 30, 1999, and 2000, and
    nine months ended September 30, 1999 and 2000,
    respectively).....................................        928,724        3,434,274       2,822,182        8,352,268
 Research and development (exclusive of stock option
    compensation expense of $28,502, $48,904, $79,561
    and $136,268 for the three months ended September
    30, 1999, and 2000, and nine months ended
    September 30, 1999 and 2000, respectively)........        837,675        2,593,278       2,436,110        6,729,728
 Depreciation and amortization .......................         47,621          504,459         141,333          957,089
 Stock option compensation expense ...................         67,220          292,563         188,920          658,503
                                                          -----------     ------------     -----------     ------------
   Total operating expenses ..........................      1,881,240        6,824,574       5,588,545       16,697,588
                                                          -----------     ------------     -----------     ------------

   Loss from operations ..............................     (1,405,094)      (4,052,816)     (5,515,394)     (10,714,844)
Other income, net ....................................          3,558        1,012,651          88,964        1,593,237
                                                          -----------     ------------     -----------     ------------
   Loss before minority interest .....................     (1,401,536)      (3,040,165)     (5,426,430)      (9,121,607)
Minority interest in loss of subsidiary ..............           --               --              --             50,453
                                                          -----------     ------------     -----------     ------------
   Net loss ..........................................     (1,401,536)      (3,040,165)     (5,426,430)      (9,071,154)
Other comprehensive loss ---
   Foreign currency translation adjustment ...........    $      --       $     (6,787)    $      --       $    (13,561)
                                                          -----------     ------------     -----------     ------------
   Comprehensive loss ................................    $(1,401,536)    $ (3,046,952)    $(5,426,430)    $ (9,084,715)
                                                          ===========     ============     ===========     ============

Preferred stock dividend requirements and accretion
   of mandatorily redeemable convertible preferred
   stock to redemption value .........................    $  (237,871)    $   (369,020)    $  (713,612)    $ (2,260,225)
                                                          -----------     ------------     -----------     ------------
          Net loss attributable to common stockholders    $(1,639,407)    $ (3,415,972)    $(6,140,042)    $(11,344,940)
                                                          ===========     ============     ===========     ============

Basic and diluted loss per share .....................    $      (.26)    $       (.20)    $      (.96)    $      (1.09)
                                                          ===========     ============     ===========     ============
Weighted average number of common shares outstanding -
    basic and diluted ................................      6,386,666       17,292,201       6,386,666       10,412,684



                             See accompanying notes.

                             SIGNALSOFT CORPORATION
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                       Nine months ended
                                                                                         September 30,
                                                                                 -----------------------------
                                                                                     1999             2000
                                                                                 ------------     ------------
Cash flows from operating activities:
 Net loss ...................................................................    $ (5,426,430)    $ (9,071,154)
 Adjustments to reconcile net loss to net cash from operating activities:
  Depreciation and amortization .............................................         158,058        1,017,239
  Amortization of discount on advance under research and
      development arrangement ...............................................          13,212             --
  Compensation and interest expense related to issuance of common stock
      options and warrants ..................................................         188,920          658,503

  Minority interest in loss of subsidiary ...................................            --            (50,453)

 Changes in operating assets and liabilities:
  Trade accounts receivable .................................................        (174,000)      (5,006,466)
  Prepaid expenses and other assets .........................................         399,645         (610,038)
  Trade accounts payable ....................................................           5,732         (986,941)
  Accrued expenses ..........................................................         319,704        1,202,895
  Deferred revenue ..........................................................         (44,831)         865,968
  Other, net ................................................................            --            (41,455)
                                                                                 ------------     ------------
      Net cash used by operating activities .................................      (4,559,990)     (12,021,902)
                                                                                 ------------     ------------

Cash flows from investing activities:
 Additions to equipment and leasehold improvements ..........................        (108,525)      (2,755,962)
 Acquisition costs ..........................................................            --           (301,865)
 Cash paid in purchase of wholly owned subsidiary, net of cash acquired .....            --         (1,347,039)
                                                                                 ------------     ------------
      Net cash used by investing activities .................................        (108,525)      (4,404,866)
                                                                                 ------------     ------------


Cash flows from financing activities:
 Purchase of treasury stock .................................................            --            (28,622)
 Proceeds from exercise of warrants .........................................            --             10,922
 Proceeds from exercise of stock options ....................................            --            103,312
 Proceeds from initial public offering, net of offering costs of $7.1 million            --         78,905,917
 Proceeds from issuance of mandatorily redeemable
    convertible preferred stock .............................................            --         12,122,295
 Proceeds for issuance of debt ..............................................       3,000,000             --
 Repayment of stockholder loans .............................................            --            109,103
 Principal payments on debt and capital lease obligations ...................         (95,072)         (76,158)
                                                                                 ------------     ------------
      Net cash provided by financing activities .............................       2,904,928       91,146,769
                                                                                 ------------     ------------
      Net increase (decrease) in cash and cash equivalents ..................      (1,763,587)      74,720,001

Cash and cash equivalents at beginning of period ............................       5,119,918       18,051,349
                                                                                 ------------     ------------
Cash and cash equivalents at end of period ..................................    $  3,356,331     $ 92,771,350
                                                                                 ============     ============

Supplemental disclosures of cash flow information:
    Cash paid for interest ..................................................    $     32,194     $      9,593

Non-cash financing activities:
    Conversion of mandatorily redeemable, convertible preferred stock
       to common stock.......................................................              --     $ 46,587,639



                             See accompanying notes.

                             SIGNALSOFT CORPORATION
                                AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (unaudited)

                          COMMON STOCK          ADDITIONAL      DEFERRED                                   OTHER         TOTAL
                      ---------------------      PAID IN      STOCK OPTION   ACCUMULATED    TREASURY   COMPREHENSIVE  STOCKHOLDERS'
                        SHARES      AMOUNT       CAPITAL      COMPENSATION     DEFICIT        STOCK        LOSS         DEFICIT
                      ---------    --------    ------------   ------------   ------------   --------   -------------  -------------
Balances at
December 31, 1999     6,393,636    $  6,394    $  1,420,846   $  (467,210)   $(16,252,138)   $   --      $    --     $ (15,292,108)
Exercise of
common stock
options .........       489,584         490         211,924            --              --        --           --           212,414
Issuance of
common stock in
purchase of
wholly-owned
subsidiary ......       558,323         558       2,975,303            --              --        --           --         2,975,861
Conversion of
warrants to
common stock ....        24,113          24          10,897            --              --        --           --            10,921
Issuance of
common stock
(net) ...........     5,060,000       5,060      78,900,857            --              --        --           --        78,905,917
Conversion of
mandatorily
redeemable
preferred stock
in initial
public offering .    10,981,172      10,981      46,576,658            --              --        --           --        46,587,639

Purchase of
Treasury stock ..            --          --              --            --              --     (28,622)        --           (28,622)

Accretion of
mandatorily
redeemable
convertible
preferred stock
to redemption
value ...........            --          --              --            --      (2,260,225)       --           --        (2,260,225)
Issuance of
common stock
options at less
than fair value .            --          --       3,706,775    (3,706,775)             --        --           --                --
Amortization of
deferred stock
option
compensation ....            --          --              --       658,503              --        --           --           658,503
Foreign currency
translation
adjustment ......            --          --              --            --              --        --       (13,561)         (13,561)
Net loss ........            --          --              --            --      (9,071,154)       --           --        (9,071,154)
                     ----------      -------   ------------   -----------    ------------    --------    --------    -------------
Balance at
September 30,
2000 (unaudited)     23,506,828      $23,507   $133,803,260   $(3,515,482)   $(27,583,517)   $(28,622)   $(13,561)   $ 102,685,585
                     ==========      =======   ============   ===========    ============    ========    ========    =============

                             See accompanying notes.

                             SIGNALSOFT CORPORATION
                                    NOTES TO
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.     Basis of Presentation

       (a) Business and Basis of Presentation

              SignalSoft Corporation (the "Company") is a Boulder, Colorado based developer of location-based software services for wireless intelligent networks. The Company operates in one business segment.

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

              The accompanying unaudited financial information as of September 30, 2000 and for the three and nine months ended September 30, 1999 and 2000, has been prepared in accordance with generally accepted accounting principles for interim financial information. All significant adjustments, consisting of only normal and recurring adjustments, that, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the nine months ended September 30, 1999 and 2000 have been included. Operating results for the three and nine months ending September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1999 included in the Form S-1 filed August 2000.


       (b) Revenue Recognition

              In accordance with the provisions of Statement of Position American Institute of Certified Public Accountants ("AICPA") SOP 97-2, Software Revenue Recognition ("AICPA SOP 97-2"), the Company recognizes software license revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. In addition, AICPA SOP 97-2 requires that revenue recognized from software arrangements be allocated to each element of a multiple element arrangement based on vendor specific objective evidence of each element. The Company records revenue from licensing fees as individual products are delivered and accepted by the customer. Revenue relating to separate maintenance and service contracts is recognized ratably over the service period. Professional services are recognized as services are provided. Effective January 1, 1999, the Company adopted the provisions of AICPA SOP 98-9, Modification of AICPA SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions (AICPA SOP 98-9). AICPA SOP 98-9 clarifies certain provisions of AICPA SOP 97-2 and effectively deferred the required adoption of those provisions to the fiscal year beginning January 1, 2000. The adoption of AICPA SOP 98-9 had no impact on the Company's results of operations, financial position or cash flows.

       (c)  Software Development Costs and Research and Development Costs

              The Company may capitalize costs related to the development of certain software products. In accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed, capitalization of costs begins when technological feasibility has been established and ceases when the product is available for general release to customers, at which time amortization begins on a product by product basis. Capitalized costs will be amortized over the estimated useful life of the product. No software development costs were capitalized during 1999 or 2000, as costs incurred between attainment of technological feasibility and general release were de minimis.

       (d) Loss Per Share

              Loss per share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share. Under SFAS No. 128, basic earnings
       (loss) per share (EPS) excludes dilution for potential common stock issuances and is computed by dividing earnings or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS are the same for all periods, as all potential common stock instruments, consisting of common stock options and warrants and convertible preferred stock, are anti-dilutive.

       (e) Reclassifications

              Certain 1999 amounts have been reclassified to conform with the 2000 financial statement presentation.

2.     Debt

              The Company has entered into a revolving line-of-credit agreement which provides for borrowings of up to $400,000 through April 20, 2001. Interest on the line-of-credit accrues at the bank's prime rate (8.5% and 9.5% on December 31, 1999 and September 30, 2000, respectively) and is payable monthly. If borrowings are made, $1,000,000 is required to be maintained on account with the bank as a compensating balance. The Company had no borrowings under the line of credit at December 31, 1999 or September 30, 2000.

3.     Initial Public Offering and Redeemable Preferred Stock Conversion

              At December 31, 1999, the Company had three classes of mandatorily redeemable, convertible preferred stock including Series A, Series B and Series C outstanding. The mandatorily redeemable convertible preferred shares provided for voting rights on an as converted basis and liquidation preferences equal to the face amount of the preferred shares sold, plus all declared but unpaid dividends.

              In August 2000, the Company completed its initial public offering for approximately 5,060,000 shares of the Company's common stock, including underwriters' over-allotments of 660,000 shares, at $17.00 per share raising net proceeds of approximately $78.9 million. Accordingly, as provided for in the Preferred Stock Agreement, approximately 11.0 million shares, or $46.6 million, of mandatorily redeemable, convertible preferred stock was converted, one-for-one, into the Company's common stock.

4.     Stock Options and Warrants

       (a) Stock Options and Grants

              At December 31, 1999, the Company had in effect a Non-Qualified Stock Option Plan. Under the Non-Qualified Stock Option Plan, the Company's Board of Directors may grant common shares, non-qualified stock options and non-statutory stock options to employees, directors and consultants. The options generally vest over 50 months and expire upon the earlier of three months after termination of employment or ten years from the date of grant. As of September 30, 2000, approximately 2.0 million shares were granted under the plan and approximately 1.5 million shares were outstanding.

              In August 2000, upon the effective date of the closing of the Company's initial public offering, the Company adopted the SignalSoft Corporation Equity Incentive Plan (the "Plan"). Under the Plan, the Company's Board of Directors may grant non-qualified stock options, incentive stock options, stock appreciation rights, stock units, and other stock grants to its employees, consultants, and non-employee directors. The maximum number of shares of common stock that may be subject to award under the equity incentive plan is 3,400,000. The number of shares or other awards that may be granted in any calendar year is limited to 1,000,000. To the extent that 1.0 million shares is not granted in any given year, up to 800,000 shares may be carried over to the next year. Options granted under the Plan vest over

       50 months and expire upon the earlier of three months after termination of employment or ten years from the date of grant. At September 30, 2000 approximately 0.1 million shares were granted and outstanding under the plan.

              The Company utilizes APB Opinion No. 25 to account for its employee stock options. During the nine months ended September 30, 2000 and 1999, the Company granted options with exercise prices less than the fair value of common stock on the date of grant based on recent stock transactions. Accordingly, the Company is recognizing related compensation expense over the vesting period of these options. Compensation expense relating to these options for the quarter ended September 30, 2000 and 1999 was $0.3 million and $67,220, respectively, and $0.7 million and $0.2 million for the nine months ended September 30, 2000 and 1999.

5.     Significant Customers and Concentration or Credit Risk

       Revenue earned from significant customers is as follows:

              For the three months ended September 30, 2000, the percent of revenue earned from significant customers is as follow: Siemens 29.4%, Compaq 24.4%, Lucent 19.7%, AT&T 17% and diAx 3.8% of revenue.

              For the three months ended September 30, 1999, the percent of revenue earned from significant customers is as follow: Lucent 84.9%, Compaq 7.4% and AT&T 2.3% of revenue.

              For the nine months ended September 30, 2000, the percent of revenue earned from significant customers is as follow: Lucent 39.7%, Siemens 14.0%, diAx 13.0%, Compaq 11.1% and AT&T 8.8% of revenue.

              For the nine months ended September 30, 1999, the percent of revenue earned from significant customers is as follow: Lucent 59.4%, Compaq 17.3% and AT&T 4.6% of revenue.

              During the nine months ended September 30, 2000, approximately 80% of the Company's revenue resulted from sales outside the United States, predominantly in Europe.

              At December 31, 1999 and September 30, 2000, receivables from these customers represented 59% and 92%, respectively, of trade accounts receivable.

              As of September 30, 2000, the Company has approximately $57.5 million on deposit with a single financial institution.

6.     Purchase of Subsidiary

              In February 2000, the Company agreed to acquire all of the capital stock of BFound.com Services, Inc. On April 4, 2000, 75% of the outstanding shares of BFound.com (BFound) were acquired in exchange for approximately $1.0 million in cash and 423,151 shares of the Company's common stock. The remainder of the common stock of BFound was acquired on May 16, 2000 for an additional 135,172 shares and $450,000 in cash. The business combination has been accounted for using the purchase method of accounting and is reflected from April 4 forward. Minority interest in loss of subsidiary represents the loss applicable to the 24% stockholder for the period from April 4, 2000 through May 16, 2000.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, the following discussion contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the section "Risk Factors" and "Business" in the Company's Form S-1 filed August 2000. Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

     Since 1995, we have been developing and marketing mobile location services products to the wireless industry. We have focused our efforts on designing a software platform and building related applications that help carriers generate new revenue from one of their key assets -- the location of their subscribers. Our software products enable the delivery of location-based voice and data services to wireless operators and assist operators to capitalize on the growing trend toward mobile use of the Internet. We were incorporated in Colorado in 1994 and reincorporated in Delaware in 1998. We have a limited operating history. From our inception until 1997, our efforts were primarily devoted to research and development, raising capital, recruiting personnel and establishing key industry partnerships. We generated total revenue of approximately $1.4 million in 1997, $1.1 million in 1998, $2.0 million in 1999 and $8.7 million for the nine months ended September 30, 2000. We incurred net losses of approximately $1.4 million in 1997, $4.5 million in 1998, $7.6 million in 1999 and $9.1 million for the nine months ended September 30, 2000. We expect that net losses will continue on a quarterly basis for at least the next 12 months.

       In 1996, the Federal Communications Commission mandated that all wireless carriers offer a 911 service with features equivalent in many respects to those of wireline 911 services. We used this mandate as an opportunity to develop a mobile location services product called Wireless 911 that met the requirements of the telecommunications industry. Although we realized that the revenue potential for Wireless 911 was somewhat limited, we believed that our development and rollout of Wireless 911 was an opportunity to capture market share in mobile location services and to develop valuable partnerships in the wireless industry. We introduced Wireless 911 in 1997. Although actual deployment of the product has been slow, which we believe is due primarily to contractual and liability issues among carriers, local safety agencies and local exchange carriers, Wireless 911 accounted for all of our revenue in 1997, approximately 86% of our revenue in 1998 and approximately 14% of our revenue in 1999. Following our launch of Wireless 911, we focused on our core strategy of developing mobile location services products that help wireless carriers differentiate their service offerings, build subscriber loyalty and generate additional revenue. We launched two products in 1998 -- local.info and Location Sensitive Billing. In addition, we opened our first international office in the United Kingdom, and began actively marketing our services to network operators in Europe. In 1999, we continued our strategy of establishing partnerships throughout the industry, expanding our selling and marketing efforts in Europe and the United States and adding features to our products. We also gained our first customer for a product other than Wireless 911, by licensing local.info to diAx, a Swiss wireless network joint venture between SBC Communications Inc. and diAx Holding AG.

       Our very limited operating history makes it difficult to forecast future operating results. Since our inception, we have continued to invest substantially in research and development, marketing, domestic and international sales channels, professional services and our operational and administrative infrastructure, resulting in losses and negative cash flows since our inception. These activities have significantly increased our operating expenses, contributing to net losses in each year since our inception.

Although our revenue has grown in recent quarters, our revenue may not increase at a rate sufficient to achieve and maintain profitability, if at all. Also, if our customers continue to purchase our products with perpetual licenses, then our revenue will continue to vary significantly from quarter to quarter. We anticipate that our operating expenses will increase substantially for the foreseeable future as we expand our product development, sales and marketing, professional services and operational and administrative staff.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

REVENUE

      Total revenue increased $2.9 million, from $0.9 million for the three months ended September 30, 1999 to $3.8 million for the three months ended September 30, 2000. The increase in revenue during the three months ended September 30, 2000 resulted primarily from an increase in license fees associated with the sale of licenses for various products under our reseller agreements and an increase in related professional services performed under our reseller agreements and in association with the direct sale of our local.info product. During the three months ended September 30, 2000, approximately 29% and 24%,respectively, of our revenue resulted from sales to Siemens and to Compaq.

      License fees. License fee revenue increased $2.1 million, from approximately $0.8 million in the three months ended September 30, 1999 to $2.9 million in the three months ended September 30, 2000. The increase in license fee revenue during the three months ended September 30, 2000 resulted primarily from the increase in the sale of licenses for various products under our reseller agreements.

      Maintenance fees. Maintenance fee revenue increased approximately $46,000, from approximately $38,000 during the three months ended September 30, 1999 to approximately $84,000 during the three months ended September 30, 2000. The increase in maintenance fee revenue is attributable primarily to the maintenance associated with the sale of licenses for our local.info product.

      Professional services and other. Professional services and other revenue increased $0.8 million, from approximately $0.1 million in the three months ended September 30, 1999 to approximately $0.9 million in the three months ended September 30, 2000. The increase resulted primarily from installation, training, consultation services and sale of third-party software provided for in the sale of various products under our reseller agreements and in the performance of introductory trials and demonstrations.

COST OF REVENUE

      Cost of revenue increased $0.7 million, or 159%, from $0.4 million in the three months ended September 30, 1999 to $1.1 million in the three months ended September 30, 2000. The dollar increase in cost of sales was due primarily to the costs associated with the growth in operations personnel from 12 at September 30, 1999 to 25 at September 30, 2000, which accounted for approximately $0.2 million of the change, and an increase of $0.4 million relating to increased operations consulting and travel costs. As a percentage of total revenue, cost of revenue decreased to 28% in the three months ended September 30, 2000 from 46% in the three months ended September 30, 1999. This decrease resulted from greater revenue in the 2000 period to cover fixed costs and due to additional revenue in excess of the incremental costs of revenue.

SELLING, GENERAL AND ADMINISTRATIVE

      Selling, general and administrative costs increased $2.5 million, from $0.9 million in the three months ended September 30, 1999 to $3.4 million in the three months ended September 30, 2000. The change was due primarily to the costs associated with the growth in selling, general and administrative personnel from 26 as of September 30, 1999 to 73 as of September 30, 2000, which accounted for approximately $1.7 million of the change, an increase of $0.4 million in travel and consulting costs, an increase of

$0.2 million in incremental operating costs resulting from the purchase of Bfound.com Services, Inc., completed in May 2000, and an increase of $0.1 in marketing expenses.

RESEARCH AND DEVELOPMENT

      Research and development expenses increased $1.8 million, from $0.8 million in the three months ended September 30, 1999 to $2.6 million in the three months ended September 30, 2000. The change in research and development costs was due primarily to the costs associated with the growth in research and development personnel from 26 as of September 30, 1999 to 72 as of September 30, 2000, which accounted for approximately $0.9 million of the change, an increase of $0.4 million in consulting costs resulting from the use of project specific contract consultants to accelerate development efforts, an increase in travel costs of $0.2 million and an increase of $0.2 million in incremental operating costs resulting from the purchase of BFound.com Services, Inc., completed in May 2000.

DEPRECIATION AND AMORTIZATION

      Depreciation and amortization increased approximately $0.4 million, from approximately $48,000 in the three months ended September 30, 1999 to approximately $0.5 million in the three months ended September 30, 2000. The increase was due primarily to an increase of $0.2 million in the amortization of intangible assets during the three months ended September 30, 2000, resulting from the acquisition of BFound.com Services, Inc., completed in May 2000. Depreciation expense increased as a result of the change in equipment and leasehold improvements from $0.6 million at September 30, 1999 to $3.0 million at September 30, 2000.

STOCK OPTION COMPENSATION EXPENSE

      Stock option compensation expense increased approximately $0.2 million, from $67,000 in the three months ended September 30, 1999 to $0.3 million in the three months ended September 30, 2000. These costs relate to options granted in 1997, 1998, 1999 and 2000 under our stock option plans with exercise prices at less than fair value of the common stock at the date of grant. Unrecognized compensation expense as of September 30, 2000 totaled approximately $3.5 million.

OTHER INCOME, NET

      Other income increased $1.0 million, from approximately $4,000 in the three months ended September 30, 1999 to $1.0 million in the three months ended September 30, 2000. The increase results primarily from interest income derived from higher cash and cash equivalent balances resulting from the receipt of net proceeds of approximately $78.9 million in the initial public offering in August 2000 and net proceeds received from completion of a private placement offering in December 1999 and January 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

REVENUE

      Total revenue increased $7.4 million, from $1.3 million for the nine months ended September 30, 1999 to $8.7 million for the nine months ended September 30, 2000. The increase in revenue during the nine months ended September 30, 2000 resulted primarily from an increase in license fees associated with the sale of licenses for various products under our reseller agreements and the direct sale of our local.info product. The increase in related professional services results primarily from professional services contracted under our reseller agreements and from the sale of our local.info product. During the nine months ended September 30, 2000, approximately 40% and 14%,respectively, of our revenue resulted from sales to Lucent Technologies and to Siemens.

      License fees. License fee revenue increased $5.6 million, from approximately $0.8 million in the nine months ended September 30, 1999 to $6.4 million in the nine months ended September 30, 2000. The increase in license fee revenue during the three months ended September 30, 2000 resulted primarily from the increase in the sale of licenses for various products under our reseller agreements and the direct sale of our local.info product.

      Maintenance fees. Maintenance fee revenue decreased approximately $13,000, from approximately $249,000 during the nine months ended September 30, 1999 to approximately $236,000 during the nine months ended September 30, 2000. The decrease in maintenance fee revenue is attributable primarily to the change in mid-1999 by one of our industry partners from a fixed quarterly maintenance fee based on estimated customers to a fee based on actual customers.

      Professional services and other. Professional services and other revenue increased $1.8 million, from approximately $0.2 million in the nine months ended September 30, 1999 to approximately $2.0 million in the nine months ended September 30, 2000. The increase resulted primarily from installation, training, consultation services and sale of third-party software provided for in the sale of various products under our reseller agreements, the direct sale of our local.info product and in the performance of introductory trials and demonstrations.

COST OF REVENUE

      Cost of revenue increased $1.5 million, or 120%, from $1.2 million in the nine months ended September 30, 1999 to $2.7 million in the nine months ended September 30, 2000. The dollar increase in cost of sales was due primarily to costs associated with the growth in operations personnel from 12 at September 30, 1999 to 25 at September 30, 2000, which accounted for approximately $0.9 million of the increase, an increase of $0.4 million relating to increased operations consulting and travel costs and an increase of $0.2 million resulting from the cost of third party products associated with the introductory product trials and the sale of our local.info product. As a percentage of total revenue, cost of revenue decreased to 31% in the nine months ended September 30, 2000 from 94% in the nine months ended September 30, 1999. This decrease resulted from greater revenue in the 2000 period to cover fixed costs and additional revenue in excess of the incremental costs of revenue.

SELLING, GENERAL AND ADMINISTRATIVE

      Selling, general and administrative costs increased $5.6 million, from $2.8 million in the nine months ended September 30, 1999 to $8.4 million in the nine months ended September 30, 2000. The change was due primarily to costs associated with the growth in selling, general and administrative personnel from 26 as of September 30, 1999 to 73 as of September 30, 2000, which accounted for approximately $3.2 million of the change, an increase of $0.7 million in consulting costs, an increase of $0.8 million in travel expenses, an increase of $0.3 million in recruiting costs, an increase of $0.3 million in incremental operating costs resulting from the purchase of BFound.com, Inc. completed in May 2000 and an increase of $0.2 in marketing expenses.

RESEARCH AND DEVELOPMENT

      Research and development expenses increased $4.3 million, from $2.4 million in the nine months ended September 30, 1999 to $6.7 million in the nine months ended September 30, 2000. The change in research and development costs was due primarily to costs associated with the growth in research and development personnel from 26 as of September 30, 1999 to 72 as of September 30, 2000, which accounted for approximately $2.1 million of the change, an increase of $1.2 million in consulting costs resulting from the use of project specific contract consultants to accelerate development efforts, an increase in travel costs of $0.2 million, an increase of $0.3 million in recruiting costs and an increase of $0.2 million in incremental operating costs resulting from the purchase of BFound.com Services, Inc., completed in May 2000.

DEPRECIATION AND AMORTIZATION

      Depreciation and amortization increased $0.9 million, from approximately $0.1 million in the nine months ended September 30, 1999 to $1.0 million in the nine months ended September 30, 2000. The increase was due primarily to an increase of $0.5 million in the amortization of intangible assets during the nine months ended September 30, 2000, resulting from the acquisition of Bfound.com Services, Inc., completed in May 2000. Depreciation expense increased as a result of a change in equipment and leasehold improvements from $0.6 million at September 30, 1999 to $3.0 million at September 30, 2000.

STOCK OPTION COMPENSATION EXPENSE

      Stock option compensation expense increased approximately $0.5 million, from $0.2 million in the nine months ended September 30, 1999 to $0.7 million in the nine months ended September 30, 2000. These costs relate to options granted in 1997, 1998, 1999 and 2000 under our stock option plans with exercise prices at less than fair value of the common stock at the date of grant. During the nine months ended September 30, 2000, additional options were granted with exercise prices at less than fair value resulting in $3.7 million in deferred compensation, which will be recognized ratably over the vesting period of the options.

OTHER INCOME, NET

      Other income increased $1.5 million, from approximately $90,000 in the nine months ended September 30, 1999 to $1.6 million in the nine months ended September 30, 2000. The increase results primarily from interest income derived from higher cash and cash equivalent balances resulting from proceeds from the private placement offering in January 2000 and net proceeds of approximately $78.9 million received upon the completion of an initial public offering in August 2000.

LIQUIDITY AND CAPITAL RESOURCES

         During the nine months ended September 30, 2000, cash and cash equivalents increased $74.7 million from $18.1 million at December 31, 1999 to $92.8 million at September 30, 2000. The increase in cash and cash equivalents resulted primarily from cash provided by financing activities of $91.1 million offset by cash used in operating activities of $12.0 million and cash used in investing activities of $4.4 million.

         Net cash used in operations of $12.0 million for the nine months ended September 30, 2000 resulted primarily from operating losses which reflect our continuing investment in our growth, and from cash expended for prepaid expenses and other assets.

         Net cash used in investing activities of $4.4 million for the nine months ended September 30, 2000 resulted primarily from capital expenditures of $2.8 million for computer equipment and leasehold improvements expended in connection with our expansion efforts and increased personnel from 70 at December 31, 1999 to 170 at September 30, 2000 and from our $1.7 million cash investment in the acquisition of Bfound.com, completed in May 2000.

         Net cash provided by financing activities of $91.1 million for the nine months ended September 30, 2000 resulted primarily from net proceeds of approximately $78.9 million received from our initial public common stock offering in August 2000 and the completion of a private placement offering in January 2000 that raised net proceeds of $12.1 million in January 2000 and $16.2 million in December 1999.

         Prior to our initial public offering, we financed our operations primarily through private placement offerings and, to a lesser extent, proceeds from loans. Upon completion of our initial public offering of common stock in August 2000, a total of 5,060,000 shares were sold to the public, and resulted in all mandatorily redeemable, convertible preferred stock converting to common stock and net proceeds to the Company after expenses of approximately $78.9 million. We also receive funds from time to time from the exercise of options or similar rights to purchase shares of our company stock. Except for our revenue and other income, we have no other material external sources of liquidity. We expect that funds raised in the Initial Public Offering will support our working capital requirements for the foreseeable future.

         Due to our very limited operating experience, we do not yet know if we should expect seasonality in our sales. It is possible that our sales in the United States may be higher in the fourth quarter, and consequently lower in the first quarter due to our customers' desires to spend their full budget by year end. In addition, sales in Europe may be lower in the third quarter due to summer vacations.

         Our principal commitments consist of obligations under operating leases, an equipment loan and capital lease obligations. In addition, we have a revolving line of credit agreement providing for borrowings of up to $400,000 through April 2001. No borrowings were outstanding under this line of credit as of September 30, 2000. We believe we have adequate liquid resources to finance our operations thru at least fiscal year 2001.

ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standard Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. SFAS No. 133, which has been amended by SFAS 137, is effective for the Company's fiscal year ending December 31, 2000. The Company does not believe adoption of SFAS No. 133 will have a material impact on the Company's financial position, results of operations, or cash flows. In December 1999, the SEC released Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Subsequently, the SEC released SAB 101B, which delayed the implementations date of SAB 101 for registrants with fiscal years beginning between December 16, 1999 and March 15, 2000. The Company has not yet assessed the impact, if any, that SAB 101 might have on its financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We expect that as a result of our partner sales channel strategy that we will be paid in United States dollars for the majority of our international sales. Some of our customers, including one of our current largest customers, may pay us in currency other than United States dollars. During the nine months ended September 30, 2000, approximately 80% of our revenue resulted from sales outside the United States, predominantly in Europe. Fluctuations in the value of foreign currencies relative to the United States dollar could cause us to incur currency exchange losses. To the extent our international revenue increases and we are paid in currency other than United States dollars, we will be exposed to greater foreign currency exchange risk. We experience some fluctuation in the value of payments made to us in currencies other than Untied States dollars. Although these fluctuations have not materially affected our financial results, these types of fluctuations subject us to potential foreign currency gains and losses that my have a material effect on our financial results in the future. We do not engage in commodity futures trading activities and do not enter into derivative financial instrument transactions for trading or other speculative purposes. We have no experience with any such activities or transactions, and if we enter into them in the future, we could incur substantial losses on these activities.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

       We are not party to any material legal proceedings, nor are we currently aware of any threatened material legal proceedings. From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of our business.


ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS

       In August 2000 we completed our initial public offering of 5,060,000 shares of our Common Stock, including underwriters' over-allotments, at $17.00 per share pursuant to a registration statement declared effective on August 2, 2000. The managing underwriters were Salomon Smith Barney, Donaldson, Lufkin & Jenrette, and Lehman Brothers. Aggregate gross proceeds from the offering were approximately $86.0 million.

       We incurred the following expenses in connection with the offering: underwriters' discounts and commissions of $6.0 million and approximately $1.1 of other expenses. After deducting expenses of the offering, we received net offering proceeds of approximately $78.9 million. The net proceeds were invested in short-term financial instruments. No payments constituted direct or indirect payments to any of our directors, officers or general partners or their associates, to persons owning 10% or more of any class of our equity securities or to any of our affiliates.

       During the three and nine months ended September 30, 2000, net proceeds from the initial public offering were utilized primarily for research and development activities, general corporate activities and capital expenditures. We intend to spend approximately $20.0 million to $30.0 million on research and development expenditures and approximately $5.0 million to $10.0 million on capital expenditures from the beginning of 2000 through the end of 2001. We intend to spend the remainder of the net proceeds for general corporate purposes, although we have not identified amounts to be spent for any specific purpose. The actual amount of net proceeds we spend on a particular use will depend on many factors, including our future revenue growth; additional financing sources, if any; availability and desirability of acquisition candidates; the amount of expenditures required for other uses; and the amount of cash generated or used by our operations. Many of these factors are beyond our control. Therefore, our management will have broad discretion in the use of the net proceeds. Until we use the net proceeds of the offering as described above, we intend to continue to invest the net proceeds in short-term investment-grade marketable securities.

       During the nine months ended September 30, 2000, the Company issued 489,584 shares of common stock upon the exercise of employee stock options granted under the Company's Non-Qualified Stock Option Plan. Additionally, in August 2000, 25,336 warrants were converted into 24,113 shares of the Company's common stock and approximately 11.0 million shares of mandatorily redeemable, convertible preferred stock was converted, one-for-one, into the Company's common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

       Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Not applicable.

ITEM 5.  OTHER INFORMATION

       We have not yet selected the final date for our 2001 Annual Meeting of Stockholders, but anticipate that it will be held on approximately May 10, 2001. Rule 14a-8 under the Securities Exchange Act of 1934, as amended, requires that any stockholder proposals be submitted for action at our annual meeting and be submitted by us not less than 120 calendar days before the date of any proxy statement that we released to stockholders last year, or, if we did not send such a proxy (which we did not, since we were then a private company with a limited number of stockholders), a reasonable time before we begin to print and mail our proxy for this year's annual meeting. We believe that we will mail our proxy on or about April 15, 2001 for next year's annual meeting and that, therefore, a reasonable time before such mailing for the purpose of any stockholder proposals would be a deadline of December 20, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

              27     --  Financial Data Schedule

(b)      Reports on Form 8-K

              None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SIGNALSOFT CORPORATION

Date: November 14, 2000                     By:  /s/ Andrew M. Murray
     ------------------                        --------------------------------
                                               Andrew M. Murray, Senior Vice
                                               President of Finance and Chief
                                               Financial Officer

                                 EXHIBIT INDEX


Exhibit No.                       Description
-----------                       -----------

    27                      Financial Data Schedule