Form 10-K
period 2000-12-31
SIGNALSOFT CORP
filed 2001-03-30
CIK 1103354

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2000

                         COMMISSION FILE NO. 000-31885

                             SIGNALSOFT CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                  DELAWARE                                          84-1268226
      (State or other jurisdiction of                            (I.R.S. Employer
       incorporation or organization)                         Identification Number)

                               1495 CANYON BLVD.,
                            BOULDER, COLORADO 80302
          (Address of Principal Executive Offices, Including Zip Code)

         Issuer's telephone number, including area code: (303) 381-3000

        Securities registered pursuant to Section 12(b) of the Act: NONE

    Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of March 19, 2001, there were 23,519,541 shares of Common Stock outstanding. The aggregate market value of voting stock held by nonaffiliates of the Registrant on that date was approximately $63.0 million.

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                      DOCUMENTS INCORPORATED BY REFERENCE:

     The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

     SignalSoft provides a suite of software products that enable the delivery of location-based voice and data services to wireless network operators. Our operating platform and software applications allow wireless network operators worldwide to unlock the value of a central element of mobile telephone networks -- the location of their users. The location of the wireless user will be fundamental to the delivery of many new services by wireless operators. We believe that mobile location services will be the key enabler of mobile commerce, or m-Commerce, which is the extension of Internet-based transaction activity, or e-Commerce, to mobile phones.

     We are an innovator in the emerging mobile location services industry. We have created core software, which we call our operating platform, for wireless carriers to offer a broad range of location-based services. To help drive demand for these services, we have designed applications in four categories of mobile location services: information, billing, safety and tracking. We continue to educate the market through trade shows and white papers on the critical role that we believe mobile location services plays in wireless networks and wireless services in general, and we help define mobile location services standards through our active participation in a number of key industry standards organizations. We believe that we are now poised to benefit from the anticipated worldwide demand for mobile location services.

     In order to reach wireless carriers worldwide, we market and sell our suite of products, which we call Wireless Location Services, to network operators both through our direct sales force and through a variety of license-based and co-marketing relationships that we call industry partnerships.

INDUSTRY OVERVIEW

  Growth of Wireless Communications

     The use of wireless communications services has grown rapidly due to many factors, including declining prices of wireless handsets and services, expanding network coverage, the availability of extended service features such as voice and text messaging and the proliferation of wireless devices with enhanced capabilities. International Data Corporation, or IDC, predicts that the number of global wireless subscribers is expected to increase from approximately 303 million subscribers in 1998 to 1.4 billion subscribers in 2004. Ovum, an international analyst and consulting company, predicts that worldwide wireless revenue will increase from approximately $300 billion in 1999 to $601 billion in 2003. By 2002, Ovum forecasts that global revenue to network operators from wireless usage will overtake revenue from wireline usage.

  Growth of the Internet and e-Commerce

     The Internet has emerged as a global communications medium enabling millions of people to share information and conduct business electronically. Data Monitor estimates that there were approximately 95 million Internet users worldwide at the end of 1999 and predicts that the number of users will grow to 545 million by the end of 2003. With the emergence of the Internet as a globally accessible, interactive medium, many individuals and companies that have traditionally conducted business in person, through the mail or over the telephone now increasingly conduct business over the Internet through what is known as e-Commerce. Forrester predicts that by the end of 2003, business and consumer revenue from e-Commerce will range from $1.8 trillion to $3.2 trillion worldwide.

  m-Commerce: Convergence of Wireless Communications, the Internet and e-Commerce

     m-Commerce is broadly defined as the use of mobile hand-held devices to communicate, inform, transact and entertain using voice, text and other data over wireless networks. The convergence of the rapid growth of the Internet, the expansion and continuing refinement of mobile communications and the improvement of digital technologies is creating market opportunities for m-Commerce. Due to increased worldwide penetra-tion of wireless handsets and the introduction of wireless Internet protocols, we believe that the wireless industry is poised to monetize the rich content of the Internet through m-Commerce. According to IDC, approximately one-half of all devices accessing the Internet worldwide in 2002 will be mobile devices.

     We believe that the following five attributes characterize m-Commerce:

     - the localization of services and content tailored to the geographic position of the user;

     - the personalization of information based on the user's profile;

     - the accessibility of information beyond the confines of the home or office;

     - the timeliness of information and access to transactions; and

     - the combination of wireless communications and Internet access to make business and consumer transactions more convenient.

     The Yankee Group estimates that mobile data application and information service revenue to wireless operators will grow from approximately $2 billion in 1998 to $39 billion in 2003. Ovum predicts that end-user spending on m-Commerce goods and services will be approximately $4.0 billion in 2000 and could rise to more than $211 billion in 2005.

     m-Commerce is in use today. For example, if a traveler is delayed at an airport overnight, he could use traditional methods of directory assistance or a telephone book to locate nearby hotels and then he could call each hotel to determine availability and eventually book a room. Alternatively, in some markets today he could utilize the m-Commerce features available through his mobile phone to canvass, over the Internet, all hotels in his geographic area and find the hotel with room availability that matches his price range and his personal preferences, book the room using his mobile number as a credit reference and then receive a confirmed booking, all with one mobile phone call.

  Competitive Environment of Wireless Network Operators

     Due to intense competition, we believe that wireless network operators are searching for ways to increase their revenue and profit margins and reduce customer turnover. Among the pressures created by the competitive environment and faced by operators today are:

     - the need to provide differentiated service offerings;

     - the need to retain existing customers;

     - continued downward pricing pressures; and

     - pressure for higher margins.

     For these reasons, we believe that wireless operators are interested in unlocking the revenue and margin potential that may exist in the emerging m-Commerce arena through mobile location services.

  Mobile Location Services: Key Enabler of m-Commerce

     The location of the wireless user will be fundamental to the delivery of many new services, but especially those relating to m-Commerce. Location of a customer is a valuable asset to wireless network operators because it will enable them to provide targeted and personalized value-added services. Information about a subscriber's geographic position facilitates the offering of services such as location-based advertising, shopping, reservations and information services. For example:

     - a businessman needing to send an important package late in the evening could use his mobile phone to search for the closest FedEx drop box;

     - a commercial real estate agent could use her wireless device to help locate available office space within a specified geographic area, price range and build-out suitability;

     - a building contractor could search for a vendor with the appropriate material and best price within a given radius around a job site; and

     - shoppers may someday be able to find out which of their friends in their user group are also shopping at the mall.

     The dynamic geographic location of the mobile user presents opportunities for merchants and content providers to direct highly targeted information to the user. For example, one such service could allow an English-speaking traveler, upon arrival at an airport in a foreign country, to be greeted in English with a list of local restaurants and cultural attractions when she turns on her phone. We believe other services will be available in the near future. A business could use mobile location services to identify customers who are likely, based on their individual profiles and their proximity to the business, to be interested in its products or services. Movie theaters could offer local users the opportunity to buy half-price tickets for movies that are unlikely to be at capacity, or simply advertise the release of the newest films. Mall vendors could alert mall patrons of sales or special releases. The offering of these services will likely create new demand by wireless users for extended or related services from their carriers.

     We believe that m-Commerce, driven by mobile location services, will become the preferred means to connect Internet-based information and services with physical store locations near the user. For example, a wireless user searching for a particular book could locate the nearest available bookstore with the book in stock, and obtain directions to the store.

     A limited number of mobile location services applications are currently in use in the United States, in Europe and in parts of the Asia-Pacific region for information, billing, safety and tracking. We expect that the types and scope of mobile location products that are available to businesses and consumers will evolve as the technologies used by third parties to identify the geographic location of a mobile user, which we call location determination technologies, and on which these applications are based continue to improve. Capacity increases, improved wireless devices and other technology advances also will be critical to the continued development of the mobile location services industry. As these services gather momentum, third party developers will be encouraged to create new applications.

  Mobile Location Services: Part of the Network Infrastructure

     Because the location of the mobile device is a valuable asset for wireless network operators, the operators have developed standards that place mobile location services in an integral part of the network infrastructure. We believe that the core software of mobile location services, which we call the operating platform and which supports many mobile location services applications, will be as important to a wireless network as other, existing network elements. Examples of these existing network elements include the mobile switching center, which directs calls to and from different parts of the network, the service control point, which is a central database platform for providing enhanced services such as authentication, and the home location register, which is a key software component that contains a broad range of information for subscriber validation and other critical network functions.

     The mobile location services operating platform interfaces with each of the network components discussed above, as well as with other network components. This interface enables the delivery of mobile location services over both voice and data networks. The critical nature of these processes requires fault-tolerant and often fail-safe systems that have a 99.999% reliability and the capability to handle instructions in as little as 200 milliseconds.

     From a technical standpoint, the successful delivery of mobile location services requires the coordination of the following four critical network components: location determination technologies, a location gateway, applications and location provisioning.

  Location Determination Technologies

     There are currently a variety of technologies available in the worldwide market that compute the latitude and longitude coordinates of a mobile device with varying degrees of precision. These technologies are referred to as location determination technologies and provide location data through a variety of methods. Angle of arrival uses two cellular antennas to compare the angles at which radio signals reach the cellular towers from the mobile phone, and then uses mathematical calculations to estimate the location of the mobile phone. Cellular tower and sector proximity provides a broad location estimate, based on the location of the tower and the set of antennas with which the mobile phone is communicating, by selecting the approximate middle point of the antenna's range. The enhanced observed time difference technique relies on a modified mobile phone's ability to synchronize radio signals it receives from both the cellular tower with which it communicates and neighboring cellular towers to estimate the phone's position. The global positioning system's location estimates are made possible by a timing and distance measurement, called triangulation, between the mobile phone and a minimum of three of 24 global positioning satellites in orbit around the earth. Time difference of arrival and time of arrival both use triangulation as well, but these methods measure the time it takes a signal to reach three different cellular towers, rather than three satellites. Finally, timing advance measures the time it takes a radio signal to reach one tower, then estimates an arc within which the mobile phone is likely to be present. Location technologies may be embedded in wireless networks, be contained in the mobile handsets themselves or use a combination of both methods. We do not expect any single method to emerge and win universal acceptance in the foreseeable future. Today, cellular tower and sector proximity is by far the most widely available and used location determination technology. With this technology, the identified position is generally within 50 to 5,000 meters of the caller's actual location, depending on the size of the cell sector. We do not provide any location determination technologies, but we have successfully tested our applications against each of the current technologies and have entered into industry partnerships with several of the providers.

  Location Gateway

     There are a number of different location determination technologies, each with its own complexities. The use of these technologies varies widely among different wireless carriers and even among and within geographic markets served by the same carrier. Due to these factors, the mobile communications standards organizations have defined the concept of a location gateway. A location gateway assimilates, interprets and stores for retrieval the location information generated by the disparate location technologies. The gateway then provides an interface with a multitude of applications from one or more vendors that use the location information. If the location gateway is to work in numerous countries across multiple standards, the gateway must be compatible with the wireless standards, networks and equipment of a wide variety of wireless operators.

  Applications

     Mobile location applications take basic location data, primarily latitude and longitude, from the location gateway and use the location either to provide basic network functions like call routing or billing, or to access information from outside the wireless network. Like the location gateway, the applications should be compatible with the wireless standards, networks and equipment of a wide variety of network operators. Some applications are integrated with many parts of the network, interfacing to the switches, billing systems, customer care and other network elements such as those used for authentication, call set-up and roaming. Other applications, such as an asset tracking application, use location provided directly from the location gateway over the Internet. Overall, the applications should be independent of one another to allow network operators the option to use one or more, but not necessarily all, of the applications.

  Location Provisioning

     All wireless network elements require data to operate. The location-based elements need map data such as streets, postal code boundaries and signal strength information, as well as subscriber data such as office addresses, work group numbers and content preferences. The telecommunications industry uses the term provisioning to describe the process of importing this data from a variety of sources and configuring the data to run on the location-based elements of the network. An important characteristic of provisioning is the ability to load new data, edit existing data or delete data without affecting the on-going processing of calls. This feature is often called on-line transaction processing.

  Mobile Location Services: The FCC's 911 Mandate

     An early application of mobile location services has been wireless 911 services. In 1996, the Federal Communications Commission, or FCC, mandated that all wireless service providers must report the callback number and originating cell sector site of a 911 call by April 1, 1998, referred to as Phase I compliance. Providers are required to pinpoint the location of all 911 callers within 125 meters in 67% of all cases by October 1, 2001, referred to as Phase II compliance. The European Union is currently investigating similar directives for a European emergency 112 system. Although less than fifteen percent of all wireless network operations in the United States are currently in compliance with the FCC Phase I mandate, this government-mandated mobile location services application has served as an impetus and testing ground for location determination technologies and commercial applications of mobile location services by wireless network operators.

MARKET OPPORTUNITY

     Wireless network operators are searching for ways to differentiate their product offerings, increase customer loyalty and consequently increase their revenues and profit margins. Mobile location services can help to unlock the revenue and margin potential that may exist in the emerging m-Commerce arena. Carriers will require that the four network components -- location determination technology, location gateway, applications and location provisioning -- interface to their existing equipment, even if their equipment is from multiple vendors. We believe that a carrier or network equipment provider would have difficulty designing mobile location products that work across such standards and equipment systems, since carriers and providers are unlikely to have experience with all of the standards or access to the systems of rival companies. Carriers will further demand that these components meet telecommunication requirements for reliability and scalability, i.e., the ability to handle millions of subscribers. Finally, global carriers with investments around the world will require that mobile location services providers be able to serve the different wireless network standards for each portion of the carriers' networks. We believe that a significant market opportunity exists for a company with a mobile location services operating platform and multiple software applications that address the needs of wireless network operators.

SIGNALSOFT'S SOLUTION

     We provide an operating platform and a suite of related software applications that allow wireless network operators to seamlessly package location-based, value-added voice and data services to their users. The key features of our solution are as follows:

  Compatibility

     We have designed our software to integrate with the wireless network and to be compatible with the existing systems of wireless operators, wireless location determination technology companies and Internet content providers. We already have commercial deployments of our operating platform and software applications in markets that use standards including Advanced Mobile Phone Service; Code Division Multiple Access; Global System for Mobile Communication; and Time Division Multiple Access. These deployments use equipment from Compaq, Ericsson, Lucent, Nokia, Nortel, Siemens and Sun Microsystems. Our location gateway, which we call the Location Manager, is able to interface with each existing location determination technology and combine with our location provisioning component, which we call MAPS, to produce the geographic location of the user. Our platform and applications are designed to integrate into the network operators' systems and provide services to wireless subscribers in what we believe are the core mobile location services applications categories: information, billing, safety and tracking. Our platform and applications are designed to work in wireless systems that use equipment from a variety of vendors. We are not dependent on any one standard, equipment provider or location determination technology.

  Modularity, Flexibility and Cost-Effectiveness

     Our software may be adopted as a suite or as a single application, depending on the needs of the network operator. Our operating platform may be used independently of our applications and may be combined with applications of other third party-providers, and our applications can be used with other location gateways. We can provide our customer base with the ability to customize our software. For example, our Location Sensitive Billing product can be configured for service deployment such that two different carriers would provide very different service offerings to their wireless customer base. Similar customization through configuration is achievable with our local.info application. This flexibility reduces both initial and incremental capital requirements of network operators, and allows operators to more rapidly and cost-effectively build initial capacity and introduce additional services. Our software has the capability to accommodate either or both voice and data transmissions, and as bandwidth in mobile telephony increases, video streaming as well.

  Scalability

     Our platform and applications are scalable, which means that they are designed to grow from systems receiving thousands of calls and serving thousands of users to systems receiving millions of calls and serving millions of users. Our scalability is represented both in our software architecture and in our licensing structure. For example, customers may deploy our software in a lab environment for service creation and testing, in a low-end configuration for small deployments, or in a geographically diverse, redundant, highly reliable configuration for very large systems. When purchasing our products, network operators may license a relatively small number of subscribers or transactions to allow them to start with little capital risk. Only as the number of subscribers in the network grows, or as penetration and usage of our services increase, are they required to invest more capital into expanded licenses. We believe that our platform and applications are capable of providing mobile location services to operators both in the current environment and in an environment in which such services are required on a much expanded basis.

  Exclusive Focus on Mobile Location Services

     Our exclusive focus is on providing a mobile location services operating platform and applications for enhanced voice and data services. Our founders started developing mobile location services software products in February 1995, prior to the adoption of the FCC's 1996 emergency 911 mandate. In September 1996, we announced our first commercial product, Wireless 911. We launched a location-sensitive billing system in June 1998 and a location-based information application in September 1998. In March 2001, we launched our BFound software product which enables us to now offer a suite of software applications covering each of four core categories of mobile location services -- information, billing, safety and tracking. We have consistently demonstrated our experience and knowledge in the market by presenting at industry conferences, sponsoring workshops and contributing to standards organizations.

SIGNALSOFT'S PRODUCTS AND SERVICES

     Of the four critical network components required for mobile location services, we provide every component other than the location determination technologies. For this component, we have partnered with wireless location determination technology vendors, and we provide an open platform for their technologies to coexist in a customer's network. SignalSoft's product suite of Wireless Location Services consists of software that typically is integrated into the network of the wireless operator. Our location gateway is called the Location Manager, and we also offer a location provisioning component, which we call MAPS. Together, the Location Manager and MAPS form what we call our operating platform which supports applications, including our own local.info, Location Sensitive Billing, Wireless 911 and BFound applications.

  Operating Platform

  LOCATION MANAGER

     The Location Manager is a versatile software hub that allows multiple wireless location determination technologies to interface with both our suite of Wireless Location Services applications and other third party applications as well. The Location Manager is located on the wireless operator's network, receives data from the location determination technologies residing on or connected with that network and converts that data for use by multiple applications. The Location Manager helps wireless service providers to separate location determination technology decisions, which are based primarily on technical requirements and cost, from location services decisions, which are based primarily on market demand. Location Manager has currently been licensed or deployed by AT&T Wireless, Sprint PCS and several network operators in Europe. Additionally, all of our distribution partners have integrated Location Manager into their own suite of products and services.

  MAPS

     Mobile Application Provisioning Server ("MAPS") is an advanced Geographic Information System which provides an integrated provisioning system for our Wireless Location Services products and other mobile location services software. With MAPS, network operators can update databases, add new services and execute numerous other provisioning tasks without affecting the performance of other applications. This ability helps to ensure that the network operator will be able to continue critical applications, such as billing, while simultaneously updating its network. MAPS also includes a user-friendly interface for statistical and reporting functions to support system administration.

  SOFTWARE APPLICATIONS

     SignalSoft's suite of Wireless Location Services applications is focused within four functional categories: information, billing, safety and tracking. Each of these products can be used individually or integrated with our other products.

  LOCAL.INFO

     To enable m-Commerce, our local.info application delivers geographical information and Internet content to wireless subscribers based on their location. Libertel Vodafone, Orange Switzerland, and Sunrise (formerly diAx) have licensed and deployed this application and are using it to offer a variety of location-based information services. For example, in 1999, Sunrise (formerly diAx) began using local.info at several ski resorts to provide local users with information on restaurants, ski conditions, lift availability and entertainment. Sunrise offered local businesses the opportunity to be featured on its information-based network services. This m-Commerce application enhanced Sunrise's ability to enter into a new geographic market and generate incremental revenue from increased network usage. The service also has the potential to produce advertising revenue.

     In order to help carriers provide content for their m-Commerce services, we established and launched the local.info Alliance in January 1999. We have entered into over 150 industry partnerships with application, content and service providers through the local.info Alliance. These industry partnerships generally involve a joint marketing agreement between the alliance members and us that allows both parties the right to use each other's names, on a non-exclusive basis, in marketing activities. None of these agreements, individually or in the aggregate, provides or is expected to provide us with a material amount of revenue. By entering into a joint marketing agreement, each alliance member becomes part of the local.info Alliance. We intend to partner with multiple companies in order to source local content and applications for different geographic regions.

  LOCATION SENSITIVE BILLING

     Location Sensitive Billing enables wireless network operators to define multiple geographic zones for each subscriber. The network operator can point-and-click on maps to define and modify up to ten calling zones for an individual subscriber. Establishing these calling zones allows a wireless carrier to charge different rates for various zones. For example, wireless network operators could offer their subscribers the same rate as land line phones when making calls from the home or office, but still charge higher rates when subscribers are not in "pre-specified" zones. As a result, Location Sensitive Billing can make it more economical for subscribers to freely substitute their wireless phone for their land line phones, while network operators are still able to charge higher prices for mobile minutes. Currently, one operator has licensed Location Sensitive Billing and several others are testing it

  WIRELESS 911

     Wireless 911 is designed to automatically locate wireless callers in distress, record their calling information and route their calls to the appropriate public safety answering point. Wireless 911 meets both Phase I and Phase II requirements of the FCC mandate. Additionally, Wireless 911 supports major wireless switch/interface standards, is compatible with many combinations of wireless equipment and handset-based location determination technologies, and is capable of interfacing with land line Emergency 911 systems. Three of the four largest network operators in the United States, based on number of subscribers at the end of 2000, use our Wireless 911 application.

  BFOUND

     BFound, our newest software product, enables wireless operators to provide a new class of location-based service for both consumers and business subscribers. BFound utilizes a third-party internet browser or on a mobile phone, a WAP-compatible microbrowser or Short Message Service, to permit wireless tracking for mobile phone subscribers. Our BFound product, which can be deployed in either GSM or ANSI-41 networks, provides wireless network operators with additional breadth and depth to their service offering, and empowers subscribers with the ability to take advantage of their location and extract maximum value from their mobile phones. As a result, network operators will see increased revenues as subscribers spend more airtime locating friends and co-workers.

  PROFESSIONAL SERVICES AND MAINTENANCE

     Many carriers contract with us for our professional services because of our experience in implementing mobile location services in wireless networks. We currently offer consulting in four primary areas: strategy, implementation, launch and maintenance. Our professional services help network operators get started quickly and learn the basic operation of our operating platforms and software applications. We can load content into the carrier infrastructure, establish the relevant interfaces to the network equipment and perform testing to help ensure that the launch of the carrier's mobile location services offering is successful. We provide maintenance services to our customers for software support, scheduled product upgrades and other support services. For example, through our in-house customer service capabilities and through our partnerships with equipment providers, we offer comprehensive customer support services 24 hours a day, seven days a week.

     In all our products and services, we are committed to the protection of subscriber privacy. Our products are designed to provide subscribers with a secure and user-friendly tool. In December 2000, we became a founding member of the Wireless Location Industry Association ("WLIA") which is dedicated as an industry organization to addressing both privacy and federal regulatory issues in the United States. In addition, WLIA aims to create awareness among the consuming public and influential governing bodies to simultaneously advance the growth and protection of mobile location services and the millions of customers that benefit from them.

SIGNALSOFT'S STRATEGY

     Our goal is to be the leading provider of software solutions that enable the delivery of mobile location services. The key elements of our strategy include the following:

  Innovate and enhance our products and services

     We believe that the market for mobile location services will continue to evolve rapidly. We intend to stay at the leading edge of this evolution by creating new products and services and plan to extend our ability to allow third parties to design, develop and deploy their own mobile location services software applications. We believe that these third-party applications will create additional demand for our operating platform and for our own applications as well. In addition, we have joined the Wireless Multimedia Forum, a new industry organization, to promote the integration of location information with multimedia and video services over wireless networks.

     Technology standards are constantly evolving. We intend to modify our products or develop new products as needed to comply with next-generation technology standards, such as Global Packet Radio System and Enhanced Data Global system for mobile communications Environment, and third-generation or 3G standards such as CDMA2000, which is an updated version of Code Division Multiple Access, Universal Mobile Telecommunications System and Wideband Code Division Multiple Access. We intend to continually refine and enhance our current products and services, especially through extensive testing of our software on our industry partners' systems. For example, we recently began to offer map displays on Wireless Application Protocol enabled devices. Wireless Application Protocol is a software protocol that is capable of filtering and displaying Internet information on a mobile telephone screen. We are also an active member of the Wireless Application Protocol Forum, an international industry organization. We also plan to add additional application, content and service partners to the local.info Alliance.

  Create market demand

     To create additional market demand for mobile location services and to establish our Wireless Location Services as the de facto industry standard, we have focused on increasing visibility among wireless network operators and equipment suppliers around the world. Such initiatives include:

     - maximizing promotional activities through industry conference co-sponsorships, one-on-one meetings with customers and potential customers, trade shows, media relations, and speaking engagements,

     - demonstrating our products with multiple industry partners at trade shows and promoting awareness of the integration of our software in our industry partners' service offerings, and

     - promoting our interests with industry standard-setting organizations.

     We also expect to increase Wireless Location Services adoption by continuing to maintain it as an open, flexible and interoperable platform that is compatible with all major networks and standards.

  Establish a global presence

     SignalSoft expects to capitalize on the rapid growth and increasing penetration of wireless services in North America, Europe, Asia-Pacific and South America to drive demand for Wireless Location Services applications. Our efforts are currently focused on North America and Europe, where we have established multiple reference accounts and have introduced our suite of products and services. We plan to expand aggressively in these regions through our industry partnerships and direct marketing efforts. We staffed sales and operations positions in our Singapore facility in Asia-Pacific in 2000 and are currently beginning to staff sales and operations positions in South America and Japan in 2001.

  Strengthen and expand key industry partnerships

     We believe that our industry partnerships with equipment providers, distributors, location determination technology vendors and content providers are important to our business, and we plan to continue to strengthen these partnerships and seek key new industry partnerships. Our relationships with equipment providers have given us several advantages, including:

     - the opportunity to bundle our products with equipment manufacturers;

     - an additional distribution channel for improved access to major wireless network operators;

     - the opportunity to assess and test products before deployment; and

     - a valuable understanding of our customers' technology and operations, which helps us in product design, marketing and in identifying new sales opportunities.

     Our exclusive focus on mobile location services allows our industry partners to focus on their core competencies. In addition, an application, content and service provider can establish a relationship with one of our network operators and have its products and services integrated into the operator's network. The network operator benefits by having more content to deliver to its subscribers, thus enabling the operator to further differentiate its product offerings, build customer loyalty and gain additional revenues. Our operating platform and software applications act as the focal point for this activity.

  Strategic Investments and Selective Acquisitions

     We intend to pursue strategic investments in companies and technologies that we believe will enable us to provide new services, enhance our technology, add new personnel and extend our operations into new geographic markets. In December 2000, we invested in Webraska Mobile Technologies, a global leader in wireless navigation technologies headquartered in Poissy France. With Webraska's strong presence in European mobile operators, we believe that this investment will enable us to bring end-to-end solutions to our common customers. Additionally, our acquisition of Bfound.com Services, Inc., completed in May 2000, provided us with mobile location services tracking technology which we combined with our software to offer wireless tracking as a software application. BFound.com also gives us additional qualified development personnel that will help expand our industry reach.

SALES AND MARKETING

     We market and sell our operating platform and applications to wireless network operators primarily through industry partnerships we have developed with equipment providers, distributors, location determination technology vendors and content providers. We also use our own direct sales force.

     We have entered into non-exclusive industry partnerships with over 150 members of our local.info Alliance, as well as with companies in the following categories:

     Equipment Providers: These companies provide the core equipment for wireless networks and it is important that our products interoperate with their systems. As of December 31, 2000, our equipment partners were Comverse, CMG, Ericsson, Lucent, Motorola, Nokia, Nortel, OpenWave Systems (formerly Phone.com), Oracle and Siemens. At present, five of our equipment partners are assessing or are in the process of bundling our operating platform and applications with their products to market and sell to network operators worldwide.

     Distributors: We have also sought industry partnerships with companies who provide combinations of hardware and software to wireless operators. Our distributor partners bundle our products in these combinations and resell our products to network operators. As of December 31, 2000, SignalSoft's distributor partners were Compaq, Lucent, Motorola, SCC Communications, SigmaOne, Siemens, TSI and Telcordia. Subsequently in 2001, we added OpenWave Systems as a distributor partner. Our partnerships with our equipment and distributor partners are based on non-exclusive distribution agreements with terms of between three to five years.

     Location Determination Technology Vendors: Since location determination technology vendors develop, promote and deploy the geographic positioning technologies used by our Wireless Location Services, we have established both technical and marketing relationships with these companies. The location determination technology vendors promote our compatibility with their location finding systems, and we promote the location determination technology vendors as companies with positioning technology. We regularly test with these vendors both in lab environments and in live field tests to help ensure product success and compatibility. As of December 31, 2000, SignalSoft's location determination technology partners were Allen Telecom, Cambridge Positioning Systems, Cell-Loc, Ericsson, Lucent, Motorola, SigmaOne, SiRF, SnapTrack (a division of Qualcomm), TruePosition (a division of Liberty Media) and US Wireless.

     To help drive demand for mobile location services in general and our Wireless Location Services in particular, we also use direct sales channels, which promote our Wireless Location Services products and consulting services directly to network operators and assist our industry partners in selling our products and services. We maintain regular contact with customers through one-on-one meetings, industry conferences and SignalSoft-sponsored educational workshops. We also market our products via trade shows, media and analyst relations and speaking engagements. As of December 31, 2000, we had 49 sales and marketing personnel located in the United States, Canada, the United Kingdom, the Netherlands, France, Sweden and Australia. We are continuing to increase our sales and marketing efforts by expanding our office in the United Kingdom and by opening our office in Singapore.

TECHNOLOGY

     We believe that one of our principal strengths is our proprietary, internally developed technology. Our operating platform and software applications have been designed to provide a network- and device-independent platform for the creation and delivery of mobile location services. Our software components can be deployed on a variety of computer hardware and operating systems to satisfy the requirements of our network operator customers and partnerships. Each component of our product suite has been designed to achieve these goals while satisfying the requirements of the telecommunications industry. Our software architecture consists of a set of C++ and Java class libraries that allow us to achieve the following benefits:

     - Independence from any specific location determination technology is achieved by building individual interfaces to differing location technologies in much the same way as printer drivers permit many different vendors' hardware to function with a single software operating system.

     - Provisioning and management of geographic data is made possible through the use of our proprietary MAPS client and server algorithms, which utilize Geographic Information System, or GIS, functions optimized for the demanding requirements of telecommunications networks.

     - Deployment of our software in different vendor networks is achieved by proprietary software programs that receive a message from the switch in its original proprietary format, extract the data required by our applications from the message and subsequently respond to the switch with the appropriate information required to complete the transaction.

     - Deployment of our software on multiple partner vendor platforms is achieved by additional proprietary software programs that individually deal with each partner's operating system, hardware and network management requirements.

     Based on our internal research and involvement in the wireless industry for over five years, we believe that we are the only company with a full suite of deployable software products across at least three of the major network components -- location gateway, applications and location provisioning -- and within the following four functional categories -- information, billing, safety and tracking. Not only do we have functional software developed in these areas of mobile location services, but we believe that we are also the only company to have commercially deployed location-based software products in all of the current major wireless transmission technologies -- Advanced Mobile Phone Service, Code Division Multiple Access, Global System for Mobile Communication and Time Division Multiple Access. Based on these factors, we believe we are the leading international applications and software developer of mobile location-based services.

RESEARCH AND DEVELOPMENT

     Our research and development group is a technical workforce experienced in current software development technologies. Our testing team consists of software engineers with experience in both software subsystem and system-level testing. As of December 31, 2000, we had 77 employees engaged in research and product development activities, including product support. We continue to recruit additional skilled research and product development personnel and intend to increase the size of this group. Competition for employees with the skills and experience we need is intense.

     Our research and development expenditures were approximately $2.5, $3.4, and $10 million for the years ended December 31, 1998, 1999 and 2000.

INTELLECTUAL PROPERTY

     We rely on a combination of trade secrets, non-disclosure and other contractual arrangements, as well as patent, copyright and trademark laws to protect our proprietary rights. As part of our intellectual property strategy, we have in the past submitted, and continue to submit, patent applications for our Wireless Location Services products in the United States and internationally. We currently have rights under an issued United States patent based on a joint submission between SignalSoft and Motorola. The patent relates to the provisioning of calling zones by wireless subscribers and expires in 2016. Motorola holds actual title to the patent. We have also been issued a Notice of Allowance by the Patent Office under a second joint submission between SignalSoft and Motorola. This other patent relates to the architecture that provides an open interface between applications and location finding equipment. Motorola may assign rights under these patents to others without our consent or may choose to use the patent and compete directly against us. If this happens, we will face increased competition. SignalSoft has also been issued a patent related to the use of certain spatial algorithms in determining if the location of a wireless communication device is within a specified area. This patent is solely in SignalSoft's name and no other party currently has rights under it. In addition, we have filed approximately eight U.S. and international patent applications. We have obtained or are in the process of obtaining common law trademark rights and trademark registrations on our product names from the United States Patent and Trademark Office. As part of our normal business practices, we provide copyright notices on our confidential technical, sales and marketing documents.

COMPETITION

     There are competitors for each of our product offerings. We expect to encounter competition from wireless location determination technology vendors, service bureaus, application service providers and equipment providers. In particular, several companies have developed solutions to comply with the FCC mandate for Emergency 911 specifications. Because we are part of an emerging market, we cannot identify or predict which new competitors may enter the mobile location services industry in the future. We may compete against our current industry partners to the extent they also offer mobile location services, which may result in the termination of our relationships with these industry partners. We expect competition in our industry to be even more intense in the future as new competitors, such as additional wireless equipment providers, enter the market. Many of our current and potential competitors have longer operating histories, greater industry and name recognition and greater financial, technical and marketing resources than we do. Increased competition may result in lower prices for our products, which may have a material adverse effect on our revenues and operating results.

     We compete based on the following factors:

     - product features;

     - integration of products with wireless operators' networks;

     - available content;

     - timing of new product introductions;

     - price; and

     - customer support and services.

REGULATION

     We are not currently subject to direct regulation by the Federal Communications Commission, or FCC, or any other governmental agency, except for regulations applicable to businesses in general. However, in the future, we may become subject to regulation by the FCC or another regulatory agency. Concerns about personal privacy could result in regulations limiting the use of mobile location services. For example, a European Union, or EU, directive prohibits the transmission of personally identifiable data to third countries -- including the United States -- that are deemed to provide inadequate privacy protection for that information. The United States and the EU recently signed a data privacy agreement, which includes standards that U.S. companies will be able to use to comply with the EU directive. The FCC may adopt additional regulations related to this directive, including increased protections for personal data. Also, existing laws governing access to and use of consumer information could be interpreted or expanded to cover the wireless market.

     Wireless network operators are currently regulated by the FCC and any regulations that affect them could also increase our costs, limit our access to their networks and subscribers or reduce our ability to continue selling and supporting our products and services. Currently, wireless carriers are subject to the FCC's 911 mandate. Our Wireless 911 product complies with the requirements of both phases of this mandate. However, we cannot anticipate what regulations the FCC may adopt in the future and what impact those regulations may have on our business, our industry partners or our customers.

EMPLOYEES

     As of December 31, 2000, we had 200 employees. None of our employees are covered by collective bargaining agreements. We believe that our relations with our employees are good.

INCORPORATION

     We were incorporated in 1994 in Colorado. We reincorporated in Delaware in 1998.

ITEM 2. PROPERTIES.

     Our corporate headquarters are located at 1495 Canyon Boulevard, Boulder, Colorado 80302. We currently lease approximately 18,000 square feet of office space at our corporate headquarters and equipment, including computers, under non-cancelable capital and operating lease agreements which expire on various dates through 2006. We also lease additional office space elsewhere in Boulder and office space in the United Kingdom, in Victoria, British Columbia, Singapore, Tokyo, Japan, Netherlands and in Stockholm, Sweden.

ITEM 3. LEGAL PROCEEDINGS.

     We are not a party to any material legal proceedings, nor are we currently aware of any threatened material legal proceedings. From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 2000.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Principal Market or Markets. Our common stock has been listed for quotation on the Nasdaq National Market under the symbol "SGSF" since our common stock began trading publicly on August 7, 2000. The following table shows the high and low sale prices for our common stock as reported by the Nasdaq National Market for the period indicated:

QUARTER ENDED                                                  HIGH     LOW
-------------                                                 ------   ------
Period August 7, 2000 to September 30, 2000.................  $49.56   $20.50
December 31, 2000...........................................  $40.94   $ 4.63

     Approximate Number of Holders of Common Stock. The closing sale price of the common stock as reported on the Nasdaq National Market on March 13, 2001 was $8.75 per share. As of that date there were approximately 174 holders of record of the common stock. This does not include the number of persons whose stock is in nominee or "street name" accounts through brokers.

     The market price of the common stock has been and may continue to be subject to wide fluctuations in response to a number of events and factors, such as quarterly variations in our operating results, announcement of technological innovations or new products by us or competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that have particularly affected the market prices of many high technology and Internet-related companies that have often been unrelated or disproportionate to the operating performance of companies. These fluctuations, as well as general economic and market conditions, may adversely affect the market price for the common stock.

     Dividends. We have never declared or paid any cash dividends on our common stock. We do not anticipate paying cash dividends on our common stock in the foreseeable future as we intend to retain future earnings to finance the growth of the business. The payment of future cash dividends will depend on such factors as earnings levels, anticipated capital requirements, our operating and financial conditions and other factors deemed relevant by the Board of Directors.

     Changes in Securities and Use of Proceeds. On August 2, 2000, in connection with our initial public offering, a Registration Statement on Form S-1 (No. 333-34670) was declared effective by the Securities and Exchange Commission, pursuant to which 5,060,000 shares of our common stock, including underwriters' over-allotment, were offered and sold for our account at a price of $17.00 per share. The managing underwriters were Salomon Smith Barney, Donaldson, Lufkin & Jenrette, and Lehman Brothers. Aggregate gross proceeds from the offering were approximately $86.0 million.

     From our initial public offering, we incurred approximately $6.0 million in underwriters' discounts and commissions and approximately $1.1 million in legal, accounting and document preparation fees. After deducting expenses of the offering, we received net offering proceeds of approximately $78.9 million. The net proceeds were invested in short-term financial instruments. No payments constituted direct or indirect payments to any of our directors, officers or general partners or their associates, to persons owning 10% or more of any class of our equity securities or to any of our affiliates.

     During the year ended December 31, 2000, net proceeds from the initial public offering were utilized primarily for research and development activities, general corporate activities and capital expenditures. The actual amount of net proceeds we spend on a particular use will depend on many factors, including our future revenue growth; additional financing sources, if any, availability and desirability of acquisition candidates; the amount of expenditures required for other uses; and the amount of cash generated or used by our operations. Many of these factors are beyond our control. Therefore, our management has broad discretion in the use of the net proceeds. Until we use the net proceeds of the offering as described above, we intend to continue to invest the majority of net proceeds in short-term investment grade marketable securities and limited funds in longer term investment grade securities.

     As of December 31, 2000, we have used part of the net proceeds from the initial public offering to fund capital expenditures of approximately $2 million, operating losses of approximately $6.2 million and approximately $1.9 million relating to our investment in Webraska Mobile Technologies.

     During the year ended December 31, 2000, we issued 492,521 shares of common stock upon the exercise of employee stock options granted under the Company's 1995 Non-Qualified Stock Option Plan. Additionally, in August 2000, 25,336 warrants were converted into 24,113 shares of the Company's common stock and approximately 11.0 million shares of mandatorily redeemable, convertible preferred stock were converted, one-for-one, into the Company's common stock.

     On April 4, 2000 the Company purchased 76% of the common stock of BFound.com Services Inc. (Bfound.com) for 9,976 shares of SignalSoft common stock and 413,175 shares of Class B common stock of our Nova Scotia subsidiary with a combined fair value of approximately $2.3 million and $1.1 million in cash. On May 16, 2000, the Company acquired the remaining 24% of BFound.com's common stock for

135,172 shares of Class B common stock of our Nova Scotia subsidiary with fair value of approximately $0.7 million and $0.4 million in cash. The shares of our Nova Scotia subsidiary are convertible on a one-to-one basis into shares of SignalSoft common stock at any time within five years of the acquisition at the option of the holder. On the five-year anniversary of the acquisition, the shares will convert at our option.

     During January 2000, the Company sold 2,203,518 shares of the Series C mandatorily redeemable, convertible preferred stock for net cash proceeds of approximately $12.1 million. Each share of the mandatorily redeemable, convertible preferred stock was converted into one share of common stock upon closing of the initial public offering.

ITEM 6. SELECTED FINANCIAL DATA.

     The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes to such statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The consolidated statements of operations data for the years ended December 31, 1998, 1999 and 2000, and the consolidated balance sheet data at December 31, 1999 and 2000 are derived from our consolidated financial statements which have been audited by KPMG LLP, independent auditors, and are included elsewhere in this Form 10-K. The statement of operations data for the year ended December 31, 1997 and the balance sheet data at December 31, 1997 is derived from our audited financial statements, which are not included in this Form 10-K. Statement of operations data for the years ended December 31, 1996 and the balance sheet data at December 31, 1996 are derived from our unaudited financial statements, which are not included in this Form 10-K. Historical results are not necessarily indicative of the results to be expected for any future fiscal year.

                                                           YEAR ENDED DECEMBER 31,
                                               -----------------------------------------------
                                                1996     1997      1998      1999       2000
                                               ------   -------   -------   -------   --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenue:
  License fees...............................  $  591   $   680   $   353   $   883   $ 10,317
  Maintenance fees...........................      --        84       586       287        297
  Professional services and other............      42       588       141       786      3,035
                                               ------   -------   -------   -------   --------
          Total revenue......................     633     1,352     1,080     1,956     13,649
Cost of revenue..............................     127       389     1,127     1,777      4,243
                                               ------   -------   -------   -------   --------
          Gross profit (loss)................     506       963       (47)      179      9,406
Operating expenses:
  Selling, general and administrative........     492     1,196     2,020     3,935     13,305
  Research and development...................     644     1,153     2,486     3,399      9,960
  Depreciation and amortization..............       3        16       134       192      1,522
  Stock option compensation expense..........      46        96       101       258        951
                                               ------   -------   -------   -------   --------
          Total operating expenses...........   1,185     2,461     4,741     7,784     25,738
  Loss from operations.......................    (679)   (1,498)   (4,788)   (7,605)   (16,332)
Other income (expense):
  Interest income............................      17       100       344       205      3,303
  Interest expense...........................      (1)      (39)      (77)     (199)       (98)
  Other income, net..........................      --         2        70         4       (143)
                                               ------   -------   -------   -------   --------
          Total other income (expense),
            net..............................      16        63       337        10      3,062
          Loss before minority interest......    (663)   (1,435)   (4,451)   (7,595)   (13,270)
Minority interest in loss of subsidiary......      --        --        --        --         50
                                               ------   -------   -------   -------   --------
          Net loss...........................    (663)   (1,435)   (4,451)   (7,595)   (13,220)
Other comprehensive loss:
  Foreign currency translation adjustment....      --        --        --        --        (47)
                                               ------   -------   -------   -------   --------
          Comprehensive loss.................  $ (663)  $(1,435)  $(4,451)  $(7,595)  $(13,267)
                                               ======   =======   =======   =======   ========
          Net loss...........................  $ (663)  $(1,435)  $(4,451)  $(7,595)  $(13,220)
Preferred stock dividend requirements and
  accretion of mandatorily redeemable
  convertible preferred stock to redemption
  value......................................     (69)     (166)     (821)   (1,021)    (2,260)
                                               ------   -------   -------   -------   --------
  Net loss attributable to common
     stockholders............................  $ (732)  $(1,601)  $(5,272)  $(8,616)  $(15,480)
                                               ======   =======   =======   =======   ========
Loss per share -- basic and diluted..........  $(0.12)  $ (0.25)  $ (0.83)  $ (1.35)  $  (1.14)
                                               ======   =======   =======   =======   ========
Weighted average number of common shares
  outstanding -- basic and diluted...........   6,287     6,334     6,385     6,387     13,606
                                               ------   -------   -------   -------   --------

                                                                DECEMBER 31,
                                              ------------------------------------------------
                                               1996     1997      1998       1999       2000
                                              ------   -------   -------   --------   --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Balanced Sheet data:
  Cash and cash equivalents.................  $1,818   $   428   $ 5,120   $ 18,051   $ 58,375
  Working capital...........................   1,504       192     4,967     16,286     80,624
  Total assets..............................   1,842     1,023     6,436     19,438    103,871
  Long-term capital lease obligations.......      --        --        73         26         --
  Mandatorily redeemable, convertible
     preferred stock........................   2,028     2,197    12,590     32,205         --
  Total stockholders' equity (deficit)......    (515)   (1,908)   (7,061)   (15,292)    98,775

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This Annual Report on Form 10-K contains a number of forward-looking statements (as such term is defined in the private Securities Litigation Reform Act of 1995), that reflect our current views with respect to future events and financial performance. We use words such as "estimates," "projects," "believes," "anticipates," "intends," "expects," "future," and similar expressions to identify forward-looking statements. Such statements are based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-K. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

     Since 1995, we have been developing and marketing mobile location services products to the wireless industry. We have focused our efforts on designing a software platform and building related applications that help carriers generate new revenue from one of their key assets -- the location of their subscribers. Our software products enable the delivery of location-based voice and data services to wireless operators and help operators to capitalize on the growing trend toward mobile use of the Internet.

     We were incorporated in Colorado in 1994 and reincorporated in Delaware in 1998. We have a limited operating history. From our inception until 1997, our efforts were primarily devoted to research and development, raising capital, recruiting personnel and establishing key industry partnerships. We generated total revenue of approximately $1.1 million in 1998, $2.0 million in 1999 and $13.6 million in 2000. We incurred net losses of approximately $4.5 million in 1998, $7.6 million in 1999 and $13.2 million in 2000. We expect that for the next few years our losses will continue on a quarterly basis. As of December 31, 2000, we had an accumulated deficit of $31.7 million.

     In 1996, the Federal Communications Commission mandated that all wireless carriers offer a 911 service with features equivalent in many respects to those of wireline 911 service. We used this mandate as an opportunity to develop a mobile location services product called Wireless 911 that met the requirements of the telecommunications industry. Although we realized that the revenue potential for Wireless 911 was somewhat limited, we believed that our development and rollout of Wireless 911 was an opportunity to capture market share in mobile location services and to develop valuable partnerships in the wireless industry.

     We introduced Wireless 911 in 1997. Three of the four largest wireless operators in the United States, based on the number of subscribers at the end of 2000, have licensed our Wireless 911 product. Although actual deployment of the product has been slow, which we believe is due primarily to contractual and liability issues among carriers, local safety agencies and local exchange carriers. Following our launch of Wireless 911, we focused on our core strategy of developing mobile location services products that help wireless carriers differentiate their service offerings, build subscriber loyalty and generate additional revenue. We launched two products in 1998 -- local.info and Location Sensitive Billing. In addition, we opened our first international office in the United Kingdom, and began actively marketing our services to network operators in Europe. In 1999 and 2000, we continued our strategy of establishing partnerships throughout the industry, expanding our selling and marketing efforts in Europe and the United States and adding features to our products. We also gained our first customer for a product other than Wireless 911, by licensing local.info to Sunrise (formerly diAx).

     Our very limited operating history makes it difficult to forecast future operating results. Since our inception, we have continued to invest substantially in research and development, marketing, domestic and international sales channels, professional services and our operational and administrative infrastructure, resulting in losses and negative operating cash flows since our inception. We expect that for the next few years our losses will continue on a quarterly basis. Although our revenue has grown in recent quarters, our revenue may not increase at a rate sufficient to achieve and maintain profitability, if at all. Also, if our customers continue to purchase our products with perpetual licenses, then our revenue will continue to vary significantly from quarter to quarter. We anticipate that our operating expenses will increase substantially for the foreseeable future as we expand our product development, sales and marketing, professional services and operational and administrative staff.

REVENUE

     We earn revenue primarily from license fees, maintenance fees and professional services. Our revenue is recognized in accordance with the American Institute of Certified Public Accountants SOP 97-2 (Statement of Position No. 97-2), Software Revenue Recognition, as amended.

     Our license fees are based on either the number of subscribers or the number of transactions. For subscriber-based licenses, network operators can purchase a perpetual license for a specific number of users, or pay recurring annual, quarterly or monthly fees per subscriber. Upon delivery of our licensed products, no additional products are required to be delivered under the terms of our license agreements. For perpetual licenses, additional license fees are due when the total number of subscribers using our products increases beyond the specified number for which a license was purchased. With our local.info and Location Manager products, we also offer capacity-based pricing. For capacity-based pricing, customers the ability to process a maximum number of subscriber transactions per month. If more capacity is needed, more licenses must be purchased. Some distributors also offer our local.info product on a per-transaction basis, whereby each transaction costs a fixed amount. We expect that, going forward, license fees will represent the bulk of our revenue.

     The revenue generated from the sale of perpetual license fees is recognized as individual products are delivered and accepted by the customer. Annual, quarterly and monthly license revenue is recognized ratably over the applicable period. Capacity-based license revenue is recognized upon software installation and acceptance or on licensing of additional capacity. Per-transaction license revenue is recognized as the transactional usage is reported by the applicable distributor. License fees represented approximately 33% of our total revenue in 1998, 45% in 1999 and 76% in 2000.

     Maintenance fees arise from customer support, scheduled product upgrades and other software support services. Maintenance fees vary depending on the category of customer support provided by us. We charge our highest amounts when we take the call directly from the wireless carrier, which we call first level support. We offer reduced maintenance fees to our distributor partners for providing first level support to a wireless carrier. We may realize additional revenue if our customers request unscheduled product enhancements. Maintenance agreements have one-year terms and are renewable at the customer's option. Pricing varies, depending upon whether the contract is sold by us or by our distributor partners. Maintenance fee revenue is recognized ratably over the service period. Maintenance fee revenue represented approximately 54% of total revenue in 1998, 15% in 1999 and 2% in 2000.

     Professional services revenue results from consulting services primarily focused in four areas. The first area of service is providing marketing support, including designing specific business cases and performing market focus activities. The second area is providing pre-product launch service design, including the selection of content, the creation of the service offering and an assessment of how our products would be integrated into the customer's environment. The next area is the service launch process, including software and product installation and content and application testing. The last area is ongoing service in which we offer support as requested by the customer. Professional services revenue is recognized as services are provided.

     Other revenue consists primarily of resale of third-party software. Depending on the customer's need, our MAPS product may include a restricted license for Oracle software, software for map information and some minor additional software depending on configuration. Professional services revenue and other revenue represented approximately 13% of total revenue in 1998, 40% in 1999 and 22% in 2000.

     We market and sell our mobile location products, which we call Wireless Location Services, to network operators both through our direct sales force and through a variety of license-based and co-marketing relationships that we call industry partnerships. We believe that most of our future sales will be made through distributors who are our industry partners.

     Some of our distributor relationships with network equipment providers require that we integrate our products with their own proprietary telephony platforms, which consist of special hardware and software. We have typically entered into porting and reseller agreements that require the distributor to pre-purchase, on a non-refundable basis, a pre-determined number of licenses. In exchange for these pre-paid licenses, we adapt, or port, our software to the distributor's hardware/software platform and jointly develop a marketing plan for the distributor's introduction of our Wireless Location Services. License fees are non-refundable and typically the modifications required, if any, are not significant. Therefore, in addition to meeting all other criteria for license revenue recognition, license revenue related to porting and reseller agreements is recognized on acceptance of the licensed product by our distributor. Following acceptance, no additional services are required from us. After we receive the initial up-front license fees, we receive no additional license fee revenue from the distributor until additional licenses are purchased. We anticipate that these pre-paid licenses will be a declining percentage of our revenue in the future.

     Deferred revenue results from the following situations:

     - a customer purchases up-front licenses and pays for those licenses prior to deployment;

     - a distributor purchases licenses related to a porting and reselling activity, as described above, and pays for all or a portion of those licenses prior to delivery and acceptance of the software;

     - maintenance is paid in advance of a service delivery time period; and

     - professional services are invoiced at the customer's request and payment has been received, but the services have not yet been performed.

     International sales of products and services represented approximately 0%, 9% and 62% of our total revenue in the years ended December 31, 1998, 1999 and 2000, respectively. We expect international sales to continue to represent a significant portion of our revenue, although the percentage of our total revenue derived from international sales may vary. Risks inherent in our international business activities include:

     - difficulties in localizing our products and services for foreign markets;

     - challenges in recruiting and managing qualified employees who are located near our foreign operations or are willing to move there;

     - difficulties in establishing and maintaining relationships with foreign industry partners, who are an important part of our marketing strategy;

     - a variety of foreign laws and regulations, including laws and regulations specifically relating to the telecommunications industry, which may differ from U.S. laws and regulations and from each other;

     - legal uncertainties, delays and expenses associated with tariffs, export licenses and other trade barriers;

     - inadequate protection of intellectual property in foreign countries;

     - political and economic instability;

     - adverse tax consequences; and

     - longer payment cycles.

COST OF REVENUE

     Cost of revenue consists of cost of operations, which includes compensation and pro-rated overhead costs per employee for operations personnel; cost of third-party software; and direct costs incurred when providing service. Operations employees are personnel engaged in providing installation, training, maintenance, support and consulting services for our Wireless Location Services software.

RESEARCH AND DEVELOPMENT

     Research and development expenses include compensation and pro-rated overhead costs per employee for personnel associated with the research, design, experimentation, development, testing and quality control of our products. Research and development activities are expensed as incurred until technological feasibility of software is attained. Since technological feasibility has generally coincided with commercialization of our products, no research and development expenses have been capitalized. The amount of expenses for this category in the future depends to a large degree upon how quickly our business develops and how we respond to any future growth.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses consist of compensation and pro-rated overhead costs per employee for personnel in sales, marketing, and administrative functions; sales commissions for sales employees; royalties to our industry partners; and expenses associated with promotional activities, travel, telecommunications and training. Our plans for continued expansion are expected to significantly increase our costs in this category. The amount of expenses for this category in the future, depends to a large degree, upon how quickly our business develops and how we respond to any future growth.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization consists of depreciation and amortization expenses related to intangible assets, hardware, desktop software and upgrades, patents and other intellectual property, equipment and leasehold improvements.

     In March 2000 we contracted to acquire BFound.com Services, Inc., a British Columbia corporation. On April 4, 2000 we purchased 76% of the common stock of BFound.com in exchange for 9,976 shares of SignalSoft common stock and 413,175 shares of Class B common stock of our Nova Scotia subsidiary with a combined fair value of approximately $2.3 million and $1.1 million in cash. On May 16, 2000, we acquired the remaining 24% of BFound.com's common stock in exchange for 135,172 shares of Class B common stock of our Nova Scotia subsidiary with fair value of approximately $0.7 million and $0.4 million in cash. We recorded approximately $4.7 million of intangible assets related to the acquisition and are amortizing it on a straight-line basis over five years, beginning in the second quarter of 2000. This transaction has been accounted for using the purchase method of accounting. The shares of our Nova Scotia subsidiary are convertible on a one-to-one basis into shares of SignalSoft common stock at any time within five years of the acquisition at the option of the holder. On the five-year anniversary of the acquisition, the shares will convert at our option.

STOCK OPTION COMPENSATION EXPENSE

     Since 1995, we have used stock option grants to help compensate directors, officers, employees and some consultants in connection with our equity growth. When the exercise prices under these option grants are less than the fair value of the underlying shares on the date of grant, we incur stock option compensation expense. We amortize the difference between the fair value of the underlying shares and the exercise price for the shares over the option vesting period.

FISCAL YEAR ENDED DECEMBER 31, 2000 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1999

  Revenue

     Total revenue increased $11.6 million, from $2.0 million for the year ended December 31, 1999 to $13.6 million for the year ended December 31, 2000. The increase in revenue during the year ended December 31, 2000, resulted primarily from an increase in license fees associated with the sale of licenses for various products under our reseller agreements and the direct sale of our Wireless 911, Location Manager and local.info products. The increase in related professional services results primarily from professional services contracted under our reseller agreements and from the sale of our local.info product. During the year ended December 31, 2000, approximately 26%, 17%, 15%, 12% and 11%, respectively, of our revenue resulted from sales to Lucent Technologies, Inc., AT&T Wireless, Sprint, Compaq Computer and Siemens.

     License fees. License fee revenue increased $9.4 million, from approximately $0.9 million for the year ended December 31, 1999 to $10.3 million for the year ended December 31, 2000. The increase in license fee revenue during the year ended December 31, 2000 resulted primarily from the sale of licenses for various products under our reseller agreements and the direct sale of our local.info, Location Manager and Wireless 911 products. The license fees for the year ended December 31, 1999 were derived primarily from our Wireless 911 product.

     Maintenance fees. Maintenance fee revenue increased approximately $10,000, from approximately $287,000 for the year ended December 31, 1999 to approximately $297,000 for the year ended December 31, 2000. The change in maintenance fee revenue is attributable primarily to the timing of maintenance start-up in relation to the sale of our licenses.

     Professional services and other. Professional services and other revenue increased $2.2 million, from approximately $0.8 million for the year ended December 31, 1999 to $3.0 million for the year ended December 31, 2000. The increase resulted primarily from installation, training, consultation services and sale of third-party software provided for in the sale of various products under our reseller agreements, the direct sale of our local.info product and the services associated with performance of introductory product trials and demonstrations.

  Cost of Revenue

     Cost of revenue increased $2.5 million, or 139%, from $1.8 million for the year ended December 31, 1999 to $4.2 million for the year ended December 31, 2000. The dollar increase in cost of sales was due primarily to the growth in operations personnel from 14 at December 31, 1999 to 34 at December 31, 2000, which accounted for approximately $1.3 million of the increase, an increase of $0.7 million relating to increased operations consulting and travel costs, and an increase of $0.4 million resulting from the cost of third party products associated with the introductory product trials and the sale of our local.info product. As a percentage of total revenue, cost of revenue decreased to 31% for the year ended December 31, 2000 from 91% for the year ended December 31, 1999. This decrease resulted from greater revenue in 2000 to cover fixed costs and additional revenue in excess of the incremental cost of revenue.

  Selling, General and Administrative

     Selling, general and administrative costs increased $9.4 million, from $3.9 million for the year ended December 31, 1999 to $13.3 million for the year ended December 31, 2000. The change was due primarily to an increase in selling, general and administrative personnel from 22 as of December 31, 1999 to 89 as of December 31, 2000, which represented approximately $6.7 million of the change, an increase of $0.9 million in consulting costs, an increase of $1.2 million in travel expenses, an increase of $0.3 million in marketing expenses, and an increase of $0.3 million in operating costs resulting from the purchase of BFound.com Services, Inc. which was completed in May 2000.

  Research and Development

     Research and development expenses increased $6.6 million, from $3.4 million for the year ended December 31, 1999 to $10.0 million for the year ended December 31, 2000. The change in research and development costs was due primarily to an increase in research and development personnel from 27 as of December 31, 1999 to 77 as of December 31, 2000, which represented approximately $4.1 million of the change, an increase of $2.0 million in consulting costs resulting from the use of project specific contract consultants to accelerate development efforts, an increase in travel costs of $0.3 million, and an increase of $0.2 million in operating costs resulting from the purchase of BFound.com Services, Inc. completed in May 2000.

  Depreciation and Amortization

     Depreciation and amortization increased $1.3 million, from approximately $0.2 million for the year ended December 31, 1999 to $1.5 million for the year ended December 31, 2000. The increase was due primarily to an increase of $0.7 million in the amortization of intangible assets during the year ended December 31, 2000, resulting from the acquisition of BFound.com Services, Inc. completed in May 2000. Depreciation expense increased as a result of an increase in equipment and leasehold improvements from $1.0 million at December 31, 1999 to $4.9 million at December 31, 2000.

  Stock Option Compensation Expense

     Stock option compensation expense increased approximately $0.7 million, from $0.3 million for the year ended December 31, 1999 to $1.0 million for the year ended December 31, 2000. These costs relate to options granted in 1997, 1998, 1999 and 2000 under our stock option plans with exercise prices deemed to be at less than fair value of the common stock at the date of grant. During the year ended December 31, 2000, additional options were granted with exercise prices at less than fair value resulting in $3.7 million in deferred compensation, which is being recognized ratably over the vesting period of the options.

  Other Income, Net

     Other income increased $3.1 million, from approximately $10,000 for the year ended December 31, 1999 to $3.1 million for the year ended December 31, 2000. The increase results primarily from interest income derived from higher cash and cash equivalents balances resulting from proceeds from the private placement in January 2000, and net proceeds of approximately $78.9 million received upon the completion of an initial public offering in August 2000.

FISCAL YEAR ENDED DECEMBER 31, 1999 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1998

  Revenue

     Total revenue increased $0.9 million, or 81%, from $1.1 million in 1998 to $2.0 million during 1999. The increase in revenue during 1999 resulted primarily from an increase in revenue from license fees and professional services associated with our local.info and Location Sensitive Billing products.

     License fees. License fee revenue increased $0.5 million, from $0.4 million in 1998 to $0.9 million in 1999. During both 1998 and 1999, the deployment by our customers of our Wireless 911 product was slow. In 1998, we expanded our product base in the mobile location services market with the introduction of Location Sensitive Billing and local.info. In late 1998 one of our industry partners, Lucent Technologies, purchased licenses under a porting and reseller agreement. The revenue from this purchase was deferred in 1998 and recognized in 1999 upon Lucent's acceptance. This contract represented 85% of the license fees recognized as revenue in 1999.

     Maintenance fees. Maintenance fee revenue decreased $0.3 million, from $0.6 million in 1998 to $0.3 million in 1999. The decrease in maintenance fee revenue was due primarily to the slowness of deployments by customers of our products and to the change by one of our industry partners from a fixed quarterly maintenance fee based on estimated customers to a fee based on actual customers.

     Professional services and other. Professional services revenue and other revenue increased $0.7 million, from $0.1 million in 1998 to $0.8 million in 1999. The increase resulted from installation, training and consultation services provided in connection with services associated with introductory product trials, demonstrations and deployment of our new Wireless Location Services products in 1999.

  Cost of Revenue

     Cost of revenue increased $0.7 million, or 58%, from $1.1 million in 1998 to $1.8 million in 1999. The dollar increase in cost of revenue in 1999 was due primarily to an increase in operations personnel from nine in 1998 to 14 in 1999, including personnel in Europe. As a percentage of total revenue, cost of revenue decreased to 91% in 1999 from 104% in 1998. This decrease resulted from additional revenue in excess of the incremental costs of revenue.

  Selling, General and Administrative

     Selling, general and administrative costs increased $1.9 million, from $2.0 million in 1998 to $3.9 million in 1999. The increase was due primarily to an increase of personnel from 18 in 1998 to 22 in 1999, facility expansion both in the United States and in Europe and accelerated sales and marketing activities.

  Research and Development

     Research and development expenses increased $0.9 million, from $2.5 million in 1998 to $3.4 million in 1999. The increase in research and development costs was due primarily to an increase in research and development personnel from 22 in 1998 to 27 in 1999.

  Depreciation and Amortization

     Depreciation and amortization expenses increased by $0.1 million, from $0.1 million in 1998 to $0.2 million in 1999.

  Stock Option Compensation Expense

     Stock option compensation expense increased $0.2 million, from $0.1 million in 1998 to $0.3 million in 1999. These expenses relate to options granted in 1997, 1998 and 1999 under our nonqualified stock option plan with exercise prices at less than fair value of common stock at the date of grant. Unrecognized compensation costs as of December 31, 1999 totaled $0.5 million.

  Interest Income

     In 1999 interest income decreased $0.1 million, from $0.3 million in 1998 to $0.2 million in 1999. Interest income realized in 1998 and 1999 resulted primarily from the investment of the proceeds of our Series B and Series C preferred stock financings in 1998 and 1999.

  Interest Expense

     Interest expense increased $0.1 million, from $0.1 million in 1998 to $0.2 million in 1999. The increase resulted primarily from interest incurred under 90-day bridge loans issued to us in September 1999, as well as the fair value of the cost of stock warrants issued in connection with the bridge loans.

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception and until our initial public offering in August 2000, we have financed our operations primarily through the private offering of mandatorily redeemable, convertible preferred stock which totaled $44.3 million, net of issuance costs. In addition, we have financed our operations through an equipment loan, capitalized leases and short-term bridge loans. Upon completion of our initial public offering, a total of 5,060,000 common shares were sold to the public which resulted in net proceeds to the Company after expenses of approximately $78.9 million. Additionally, upon completion of the initial public offering, all the mandatorily redeemable, convertible preferred stock converted into common stock. We also receive funds, from time to time, from the exercise of options to purchase shares of our stock.

     During the year ended December 31, 2000, cash and cash equivalents increased $40.3 million. This increase resulted from cash provided by financing activities of $91.1 million offset by cash used in investing activities of $34.0 million and cash used in operating activities of $16.8 million.

     Net cash used in operating activities of $16.8 million during the year ended December 31, 2000 resulted primarily from net operating losses which reflect our continued investment in growth, an increase in accounts receivable and due to cash expenditures for prepaid expenses and other assets. This cash usage is offset by the change in other accrued expenses and deferred revenue.

     Net cash used by investing activities of $34.0 million for the year ending December 31, 2000, resulted primarily from a $26.9 million investment in short and long-term securities, a $1.9 million strategic investment in Webraska Mobile Technologies in December 2000, $1.3 million cash investment in the acquisition of BFound.com Services, Inc. completed in May 2000 and capital expenditures of $3.8 million expended in our expansion efforts and increased personnel from 70 in 1999 to 200 at December 31, 2000. As of December 31, 2000, we had cash, cash equivalents, and marketable short-term and long-term investments of $85.3 million.

     Net cash provided by financing activities of $91.1 million in the year ended December 31, 2000 resulted primarily from net proceeds of approximately $78.9 million received from our initial public common stock offering in August 2000 and the completion of a private placement offering in January 2000 that raised net proceeds of $12.1 million in January 2000 and $16.2 million in December 1999.

     As of December 31, 2000, our principal commitments consisted of obligations outstanding under operating leases and capitalized lease obligations. In addition, we have a revolving line of credit agreement providing for borrowings up to $0.4 million through April 2001. No borrowings were outstanding under this line of credit as of December 31, 2000. We anticipate an increase in capital expenditures and lease commitments consistent with our future growth and expansion plans.

     We believe that our current cash and investment securities will be sufficient to meet our current operating cash needs. If our plans or assumptions change or are inaccurate or if we make any acquisitions, we may need to seek capital sooner than anticipated either through public or private debt or equity offerings. If we raise funds through the issuance of equity securities, the percentage ownership of our then-current stockholders may be reduced and the holders of new equity securities may have rights, preferences or privileges senior to our common stock. If we obtain additional funds through a bank credit facility or through issuance of debt securities or preferred stock, this indebtedness or preferred stock would have rights senior to the rights of our common stock, and their terms could impose significant restrictions on our operations. If we are unable to obtain additional financing, we may be required to reduce the scope of our planned expansion, product development and marketing efforts which could have an adverse impact on our business, financial condition and operating results.

     Due to our very limited operating experience, we do not yet know if we should expect seasonality in our sales. Additionally, we do not expect that inflation will have a material effect on our results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

BECAUSE WE HAVE A LIMITED OPERATING HISTORY DATING BACK ONLY TO FEBRUARY 1995, IT MAY BE DIFFICULT FOR YOU TO EVALUATE OUR BUSINESS AND PROSPECTS.

     We commenced business operations in February 1995 and released our first product in 1997, and investors have only a very limited operating history on which to evaluate our business prospects. We may not continue to grow and may never achieve profitability. We are an early stage company in a new and developing sector of the wireless telecommunications industry, and it is uncertain whether we will be able to create, stimulate and maintain demand for our products and services. We cannot assure you that our current or future products will achieve or maintain commercial success. We cannot predict if we will ever achieve profitability, and if we do, we may not be able to sustain or increase profitability.

WE HAVE A HISTORY OF SIGNIFICANT LOSSES AND NEGATIVE CASH FLOWS AND EXPECT TO INCUR LOSSES AND CONTINUED NEGATIVE CASH FLOWS FOR THE NEXT FEW YEARS.

     We have not been profitable since we began our business. We incurred net losses attributable to common stockholders of $5.3 million for the year ended December 31, 1998, $8.6 million for the year ended December 31, 1999 and $15.5 million for the year ended December 31, 2000. As of December 31, 2000, we had an accumulated deficit of $31.7 million. We expect to continue to incur losses, which may be substantial, and generate negative cash flows from operations for the next few years. We expect that for the next few years our losses will continue on a quarterly basis. We also anticipate that our expenses will continue to increase substantially in the foreseeable future as we expand our sales and marketing, research and development and general and administrative operations. These efforts may prove even more expensive than we currently anticipate. Our revenue must grow substantially if we are to offset these higher expenses and become profitable. Since our inception through December 31, 2000, we have generated only $18.7 million in revenue. We cannot predict if we will ever achieve profitability, and if we do, we may not be able to sustain or increase profitability. Future net losses could cause our stock price to decline.

BECAUSE THERE IS NO ESTABLISHED MARKET FOR MOBILE LOCATION PRODUCTS, AND THE PRODUCTS WE EXPECT TO GENERATE SIGNIFICANT PORTIONS OF OUR REVENUE HAVE ACHIEVED LITTLE OR NO MARKET ACCEPTANCE, OUR FUTURE SUCCESS IS UNCERTAIN.

     The market for mobile location products and services is new and its potential is uncertain. In order to be successful, we need wireless network operators to launch and maintain mobile location services utilizing our Wireless Location Services products, but we cannot be sure that wireless carriers will accept our products or that a sufficient number of wireless users will purchase mobile location services from their wireless carriers.

WE RELY TO A SUBSTANTIAL DEGREE ON A FEW KEY CUSTOMERS, AND OUR REVENUE MAY DECLINE IF WE FAIL TO RETAIN THESE CUSTOMERS OR ADD NEW CUSTOMERS.

     We have derived in the past, and believe that we will continue to derive in the future, a significant portion of our revenue from a limited number of customers. After a customer licenses a product, we do not receive any more revenue from that customer, except for any consulting and maintenance fees, until and unless they purchase a new version of the product, add more subscribers or, in the case of non-perpetual licenses, renew the license for another period. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

WE ARE DEPENDENT ON THIRD-PARTY LOCATION SERVICES COMPANIES TO MANUFACTURE AND INSTALL FCC-COMPLIANT LOCATION EQUIPMENT, AND WITHOUT SIGNIFICANTLY INCREASED USAGE OF THIS EQUIPMENT, SUFFICIENT DEMAND FOR OUR PRODUCTS MAY NEVER MATERIALIZE.

     Currently we provide our software using existing cell sector location information. For increased location accuracy, we rely on third-party providers to manufacture and deploy devices that determine the geographic location of wireless users for wireless network service providers. Currently, we estimate that less than 1% of the wireless network in the United States and in Europe is equipped with location devices that meet the improved technology standards that the Federal Communications Commission, or FCC, currently requires and the European Union is now considering. Technical failures, time delays or the significant costs associated with developing or installing improved location technology devices could slow down or stop the deployment of our mobile location products. If deployment of improved location technology is delayed or stopped, market acceptance of our products may be adversely affected, since our products would have less functionality for carriers and users.

IF WIRELESS DEVICES ARE NOT WIDELY ADOPTED FOR INTERNET-BASED SERVICES, OUR BUSINESS COULD SUFFER.

     Individuals currently use many competing products, such as portable computers and personal digital assistants, to remotely access the Internet and email. Unlike wireless telephones, these products generally are designed for the visual presentation and input of data. If mobile users do not accept wireless telephones as a method of accessing Internet-based services, that lack of acceptance could have a material adverse effect on our financial condition and results of operations.

IF MOBILE EQUIPMENT MANUFACTURERS DO NOT OVERCOME CAPACITY, TECHNOLOGY AND EQUIPMENT LIMITATIONS, M-COMMERCE MAY NOT GROW AND WE MAY NOT BE ABLE TO SELL OUR PRODUCTS.

     The wireless technology currently in use by most wireless carriers has limited bandwidth, which restricts network capacity to deliver bandwidth-intensive applications like data services to a large number of users. We cannot be sure that manufacturers will be able to develop technology and equipment that reliably delivers large quantities of data at a reasonable price. If more capacity is not added, a sufficient market for mobile location services is not likely to develop or be sustained, which would adversely affect the sales of our products.

WE DEPEND HEAVILY ON EQUIPMENT PROVIDERS AND DISTRIBUTORS, AND OUR REVENUE MAY DECLINE IF WE ARE UNABLE TO ESTABLISH OR MAINTAIN RELATIONSHIPS WITH THEM.

     We rely on equipment providers and other distributors of wireless equipment to market our products as part of their own product and service offerings to their customers. Although we have entered into contracts or relationships with some of these companies, we cannot be sure that we will be able to develop or to maintain satisfactory relationships on acceptable commercial terms with our current industry partners or with any other company.

WE FACE STRONG COMPETITION, AND OUR REVENUE COULD DECLINE IF WE ARE NOT ABLE TO COMPETE SUCCESSFULLY WITH OTHER MOBILE LOCATION SERVICES PROVIDERS.

     The mobile location services market is evolving rapidly. We may not be successful in competing against our current and future competitors. There are competitors for each of our product offerings. In particular, several companies have developed solutions to comply with the FCC mandate for emergency 911 specifications. We also compete against our current industry partners to the extent they also offer mobile location services, and this may result in the termination of our relationships with these industry partners. We expect competition in our industry to be even more intense in the future as new competitors, such as additional wireless equipment providers, enter the market.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The following discusses our exposure to market risk related to changes in interest rates and foreign currency exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in the Risk Factors section. As of December 31, 2000, we had short-term investments of $18.1 million and long-term investments of $8.9 million. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rates by 10% from the December 31, 2000 rates would cause the fair value of these investments to change by an insignificant amount. We have the ability to hold these investments until maturity, and therefore we do not expect the value of these investments to be affected to any significant degree by the effect of a sudden change in market interest rates. Declines in interest rates over time will, however, reduce our interest income.

     During the year ended December 31, 2000, approximately 62% of our revenue resulted from sales outside the United States, predominantly in Europe. Fluctuations in the value of foreign currencies relative to the United States dollar could cause us to incur currency exchange losses. We expect that as a result of our partner sales channel strategy that we will be paid in United States dollars for the majority of our international sales. However, to the extent our international revenue increases and we are paid in currency other than United States dollars, we will be exposed to greater foreign currency exchange risk. We have experienced some fluctuation in the value of payments made to us in currencies other than United States dollars. Although these fluctuations have not materially affected our financial results, these types of fluctuations subject us to potential foreign currency gains and losses that may have a material effect on our financial results in the future. Additionally, we do not maintain significant asset or cash account balances in currencies other than the

United States dollar. Therefore, we do not believe that we currently have any significant direct foreign currency exchange rate risk.

     We have not engaged in foreign currency or other hedging activities and do not enter into derivative financial instrument transactions for trading or other speculative purposes. We have no experience with any such activities or transactions, and if we enter into them in the future, we could incur substantial losses on these activities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Please see pages F-1 through F-16.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEMS 10, 11, 12 AND 13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT;
                         EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by these Items is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held May 10, 2001 (which Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2001).

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as part of this report:

     1. Financial Statements. The following consolidated financial statements of the Registrant and Independent Auditors Report thereon are presented on pages F-1 through F-16:

Independent Auditors' Report
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

     2. Financial Statement Schedules. Schedules have been omitted because they are not applicable, are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

     (b) Reports On Form 8-K. None

     (c) Exhibits. The following exhibits are filed herewith:

        EXHIBIT
        NUMBER                      DESCRIPTION                             LOCATION
        -------                     -----------                             --------
          3.1           -- Second Amended and Restated        Incorporated by reference to Exhibit
                           Certificate of Incorporation       3.1 to the Company's Form S-1
                                                              Registration Statement No. 333-34670
          3.2           -- Bylaws                             Incorporated by reference to Exhibit
                                                              3.2 to the Company's Form S-1
                                                              Registration Statement No. 333-34670
         10.1           -- Series C Preferred Stock Purchase  Incorporated by reference to Exhibit
                           Agreement between Series C         10.1 to the Company's Form S-1
                           Investors and the Registrant       Registration Statement No. 333-34670
         10.2           -- Purchase Agreement between         Incorporated by reference to Exhibit
                           Bfound.com Services, Inc. and the  10.2 to the Company's Form S-1
                           Registrant                         Registration Statement No. 333-34670
         10.3           -- Investors' Rights Agreement        Incorporated by reference to Exhibit
                           Between Certain Investors, David   10.3 to the Company's Form S-1
                           Hose, Mark Flolid, Jim Fitch and   Registration Statement No. 333-34670
                           the Registrant
         10.4           -- Amendment One to Investors'        Incorporated by reference to Exhibit
                           Rights Agreement                   10.4 to the Company's Form S-1
                                                              Registration Statement No. 333-34670
         10.5           -- Amendment Two to Investors'        Incorporated by reference to Exhibit
                           Rights Agreement                   10.5 to the Company's Form S-1
                                                              Registration Statement No. 333-34670
         10.6           -- Lease Agreement by and between     Incorporated by reference to Exhibit
                           Walnut Canyon Partners and the     10.6 to the Company's Form S-1
                           Registrant                         Registration Statement No. 333-34670
         10.7           -- SignalSoft Corporation             Incorporated by reference to Exhibit
                           Nonqualified Stock Option Plan     10.7 to the Company's Form S-1
                           (1995), as amended                 Registration Statement No. 333-34670

        EXHIBIT
        NUMBER                      DESCRIPTION                             LOCATION
        -------                     -----------                             --------
         10.8           -- Form of Stock Option Agreement     Incorporated by reference to Exhibit
                                                              10.8 to the Company's Form S-1
                                                              Registration Statement No. 333-34670
         10.9           -- SignalSoft Corporation Equity      Incorporated by reference to Exhibit
                           Incentive Plan                     10.9 to the Company's Form S-1
                                                              Registration Statement No. 333-34670
         10.10          -- Form of Indemnification Agreement  Incorporated by reference to Exhibit
                                                              10.10 to the Company's Form S-1
                                                              Registration Statement No. 333-34670
         10.11          -- SignalSoft Corporation             Incorporated by reference to Exhibit
                           Nonqualified Stock Option Plan     10.2 to the Company's Form S-8 filed
                           (2000)                             January 26, 2001
         21             -- Subsidiaries of the Registrant     Incorporated by reference to Exhibit
                                                              21 to the Company's Form S-1
                                                              Registration Statement No. 333-34670
         23.1           -- Consent of KPMG LLP (SignalSoft    Filed herewith electronically
                           Corporation)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SIGNALSOFT CORPORATION

                                            By      /s/ DAVID A. HOSE
                                             -----------------------------------
                                                        David A. Hose
                                             Chief Executive Officer, President
                                                and Chairman of the Board of
                                                           Directors

Dated: March 30, 2001

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

                      SIGNATURE                                   CAPACITY                   DATE
                      ---------                                   --------                   ----
                  /s/ DAVID A. HOSE                    Chief Executive Officer,         March 30, 2001
-----------------------------------------------------    President and Chairman of the
                    David A. Hose                        Board of Directors (Principal
                                                         Executive Officer)

                /s/ ANDREW M. MURRAY                   Senior Vice President of         March 30, 2001
-----------------------------------------------------    Finance, Chief Financial
                  Andrew M. Murray                       Officer and
                                                         Secretary-Treasurer
                                                         (Principal Financial Officer
                                                         and Principal Accounting
                                                         Officer)

                 /s/ MARK H. FLOLID                    Executive Vice President of      March 30, 2001
-----------------------------------------------------    Corporate Development and
                   Mark H. Flolid                        Director

              /s/ CHARLES P. WAITE, JR.                Director                         March 30, 2001
-----------------------------------------------------
                Charles P. Waite, Jr.

                /s/ B. HOLT THRASHER                   Director                         March 30, 2001
-----------------------------------------------------
                  B. Holt Thrasher

                 /s/ ERIC L. DOGGETT                   Director                         March 30, 2001
-----------------------------------------------------
                   Eric L. Doggett

                /s/ PERRY M. LAFORGE                   Director                         March 30, 2001
-----------------------------------------------------
                  Perry M. LaForge

                    SIGNALSOFT CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              ---------
Independent Auditors' Report................................        F-2
Consolidated Balance Sheets as of December 31, 1999 and
  2000......................................................        F-3
Consolidated Statements of Operations and Comprehensive Loss
  for the years ended December 31, 1998, 1999 and 2000......        F-4
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1998, 1999 and 2000..............        F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1999
  and 2000..................................................        F-6
Notes to Consolidated Financial Statements..................   F-7-F-16

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
SignalSoft Corporation:

     We have audited the accompanying consolidated balance sheets of SignalSoft Corporation and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SignalSoft Corporation and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

                                            KPMG LLP

Boulder, Colorado
February 2, 2001

                    SIGNALSOFT CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1999           2000
                                                              ------------   ------------
                                         ASSETS

Current assets:
  Cash and cash equivalents.................................  $ 18,051,349   $ 58,374,899
  Trade accounts receivable, net............................       425,993      7,964,648
  Prepaid expenses and other................................       307,966      1,307,509
  Short-term investments, held to maturity..................            --     18,072,154
                                                              ------------   ------------
          Total current assets..............................    18,785,308     85,719,210
Equipment and leasehold improvements, net...................       652,730      3,579,067
Intangible assets, net......................................            --      3,834,007
Other assets................................................            --          4,962
Investment at cost..........................................            --      1,863,650
Long-term investments, held to maturity.....................            --      8,869,788
                                                              ------------   ------------
          Total assets......................................  $ 19,438,038   $103,870,684
                                                              ============   ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable..............................................  $     41,667   $         --
  Current portion of capital lease obligations..............        56,232         26,589
  Trade accounts payable....................................     1,752,903        872,151
  Accrued compensation payable..............................       542,067      1,924,942
  Other accrued expenses....................................        55,353        931,618
  Deferred revenue..........................................        50,833      1,340,244
                                                              ------------   ------------
          Total current liabilities.........................     2,499,055      5,095,544
Capital lease obligations, less current portion.............        25,971             --
                                                              ------------   ------------
          Total liabilities.................................     2,525,026      5,095,544
                                                              ------------   ------------
Mandatorily redeemable, convertible preferred stock:
  Series A, par value $.001, 1,571,700 shares authorized,
     issued and outstanding; aggregate liquidation
     preference of $2,000,000 and redemption value of
     $2,546,667 at December 31, 1999........................     2,525,442             --
  Series B, par value $.001, 3,835,148 shares authorized,
     issued and outstanding; aggregate liquidation
     preference of $9,650,000 and redemption value of
     $11,065,334 at December 31, 1999.......................    11,015,837             --
  Series C, par value $.001, 5,574,324 shares authorized;
     3,370,806 shares issued and outstanding; aggregate
     liquidation preference of $19,955,172 and redemption
     value of $20,017,254 at December 31, 1999..............    18,663,841             --
                                                              ------------   ------------
                                                                32,205,120             --
                                                              ------------   ------------
Stockholders' equity (deficit):
  Preferred Stock, par value $.001, 10,000,000 shares
     authorized, none issued................................            --             --
  Common stock, par value $.001 in 1999 and 2000,
     20,000,000, and 65,000,000 shares authorized in 1999
     and 2000, respectively, 6,393,636 and 23,509,765 shares
     issued and outstanding in 1999 and 2000,
     respectively...........................................         6,394         23,510
  Additional paid-in capital................................     1,420,846    133,782,219
  Deferred stock option compensation........................      (467,210)    (3,222,919)
  Accumulated deficit.......................................   (16,252,138)   (31,732,358)
  Treasury shares, at cost (5,370 shares, par value
     $.001).................................................            --        (28,622)
  Accumulated other comprehensive loss......................            --        (46,690)
                                                              ------------   ------------
          Total stockholders' equity (deficit)..............   (15,292,108)    98,775,140
                                                              ------------   ------------
Commitments and contingencies (note 9)
          Total liabilities and stockholders' equity........  $ 19,438,038   $103,870,684
                                                              ============   ============

          See accompanying notes to consolidated financial statements.

                    SIGNALSOFT CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                               YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------
                                                          1998          1999           2000
                                                       -----------   -----------   ------------
Revenue:
  License fees.......................................  $   353,102   $   882,557   $ 10,316,664
  Maintenance fees...................................      586,503       287,301        297,041
  Professional services and other....................      140,903       785,915      3,034,929
                                                       -----------   -----------   ------------
          Total revenue..............................    1,080,508     1,955,773     13,648,634
Cost of revenue (exclusive of stock option
  compensation expense of $16,392, $30,256, and
  $152,609 for the years ended December 31, 1998,
  1999 and 2000, respectively).......................    1,127,200     1,777,142      4,243,286
                                                       -----------   -----------   ------------
          Gross profit (loss)........................      (46,692)      178,631      9,405,348
Operating expenses:
  Selling, general and administrative (exclusive of
     stock option compensation expense of $24,864,
     $118,712 and $542,159 for the years ending
     December 31, 1998, 1999 and 2000,
     respectively)...................................    2,019,808     3,934,617     13,305,311
  Research and development (exclusive of stock option
     compensation expense of $59,748, $109,017, and
     $256,298 for the years ending December 31, 1998,
     1999 and 2000, respectively)....................    2,486,002     3,399,410      9,959,998
  Depreciation and amortization......................      134,320       191,679      1,521,619
  Stock option compensation expense..................      101,004       257,985        951,066
                                                       -----------   -----------   ------------
          Total operating expenses...................    4,741,134     7,783,691     25,737,994
                                                       -----------   -----------   ------------
          Loss from operations.......................   (4,787,826)   (7,605,060)   (16,332,646)
Other income (expense):
  Interest income....................................      343,504       204,895      3,303,387
  Interest expense...................................      (76,787)     (199,436)       (98,549)
  Other, net.........................................       70,132         4,500       (142,640)
                                                       -----------   -----------   ------------
          Total other income, net....................      336,849         9,959      3,062,198
                                                       -----------   -----------   ------------
          Loss before minority interest..............   (4,450,977)   (7,595,101)   (13,270,448)
Minority interest in loss of subsidiary..............           --            --         50,453
                                                       -----------   -----------   ------------
          Net loss...................................   (4,450,977)   (7,595,101)   (13,219,995)
Other comprehensive loss foreign currency translation
  adjustment.........................................           --            --        (46,690)
                                                       -----------   -----------   ------------
          Comprehensive loss.........................  $(4,450,977)  $(7,595,101)  $(13,266,685)
                                                       ===========   ===========   ============
Preferred stock dividend requirement and accretion of
  mandatorily redeemable, convertible preferred stock
  to redemption value................................     (820,745)   (1,021,176)    (2,260,225)
                                                       -----------   -----------   ------------
          Net loss attributable to common
            stockholders.............................  $(5,271,722)  $(8,616,277)  $(15,480,220)
                                                       ===========   ===========   ============
Loss per share -- basic and diluted..................  $     (0.83)  $     (1.35)  $      (1.14)
                                                       ===========   ===========   ============
Weighted average number of common shares
  outstanding -- basic and diluted...................    6,385,269     6,387,220     13,605,562
                                                       ===========   ===========   ============

          See accompanying notes to consolidated financial statements.

                    SIGNALSOFT CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                                    ACCUMULATED
                                       COMMON STOCK         ADDITIONAL      DEFERRED                                   OTHER
                                   ---------------------     PAID-IN      STOCK OPTION   ACCUMULATED    TREASURY   COMPREHENSIVE
                                     SHARES      AMOUNT      CAPITAL      COMPENSATION     DEFICIT       STOCK        INCOME
                                   ----------   --------   ------------   ------------   ------------   --------   -------------
Balances at December 31, 1997....   6,376,666   $ 63,767   $    650,383   $  (257,766)   $ (2,364,139)  $     --     $     --
Issuance of common stock for
  cash...........................      10,000        100         17,400            --              --         --           --
Accretion of mandatorily
  redeemable, convertible
  preferred stock to redemption
  value..........................          --         --             --            --        (820,745)        --           --
Issuance of common stock options
  at less than fair value........          --         --         21,700       (21,700)             --         --           --
Amortization of deferred stock
  option compensation............          --         --             --       101,004              --         --           --
Net loss.........................          --         --             --            --      (4,450,977)        --           --
                                   ----------   --------   ------------   -----------    ------------   --------     --------
Balances at December 31, 1998....   6,386,666     63,867        689,483      (178,462)     (7,635,861)        --           --
Change to $.001 per share par
  value for common stock.........          --    (57,480)        57,480            --              --         --           --
Exercise of common stock
  options........................       6,970          7          4,524            --              --         --           --
Accretion of mandatorily
  redeemable, convertible
  preferred stock to redemption
  value..........................          --         --             --            --      (1,021,176)        --           --
Issuance of common stock options
  at less than fair value........          --         --        546,733      (546,733)             --         --           --
Amortization of deferred stock
  option compensation............          --         --             --       257,985              --         --           --
Common stock warrants issued in
  connection with debt...........          --         --        122,626            --              --         --           --
Net loss.........................          --         --             --            --      (7,595,101)        --           --
                                   ----------   --------   ------------   -----------    ------------   --------     --------
Balances at December 31, 1999....   6,393,636      6,394      1,420,846      (467,210)    (16,252,138)        --           --
Exercise of common stock
  options........................     492,521        493        213,982            --              --         --           --
Issuance of common stock in
  purchase of wholly-owned
  subsidiary.....................     558,323        558      2,975,303            --              --         --           --
Conversion of warrants to common
  stock..........................      24,113         24         10,940            --              --         --           --
Issuance of common stock in
  initial public offering, net of
  offering costs of $7,137,225...   5,060,000      5,060     78,877,715            --              --         --           --
Conversion of preferred stock to
  common stock in initial public
  offering.......................  10,981,172     10,981     46,576,658            --              --         --           --
Purchase of treasury stock.......          --         --             --            --              --    (28,622)          --
Accretion of mandatorily
  redeemable, convertible
  preferred stock to redemption
  value..........................          --         --             --            --      (2,260,225)        --           --
Issuance of common stock options
  at less than fair value........          --         --      3,706,775    (3,706,775)             --         --           --
Amortization of deferred stock
  option compensation............          --         --             --       951,066              --         --           --
Foreign currency translation
  adjustment.....................          --         --             --            --              --         --      (46,690)
Net loss.........................          --         --             --            --     (13,219,995)        --           --
                                   ----------   --------   ------------   -----------    ------------   --------     --------
Balance at December 31, 2000.....  23,509,765   $ 23,510   $133,782,219   $(3,222,919)   $(31,732,358)  $(28,622)    $(46,690)
                                   ==========   ========   ============   ===========    ============   ========     ========


                                       TOTAL
                                   STOCKHOLDERS'
                                      EQUITY
                                   -------------
Balances at December 31, 1997....  $ (1,907,755)
Issuance of common stock for
  cash...........................        17,500
Accretion of mandatorily
  redeemable, convertible
  preferred stock to redemption
  value..........................      (820,745)
Issuance of common stock options
  at less than fair value........            --
Amortization of deferred stock
  option compensation............       101,004
Net loss.........................    (4,450,977)
                                   ------------
Balances at December 31, 1998....    (7,060,973)
Change to $.001 per share par
  value for common stock.........            --
Exercise of common stock
  options........................         4,531
Accretion of mandatorily
  redeemable, convertible
  preferred stock to redemption
  value..........................    (1,021,176)
Issuance of common stock options
  at less than fair value........            --
Amortization of deferred stock
  option compensation............       257,985
Common stock warrants issued in
  connection with debt...........       122,626
Net loss.........................    (7,595,101)
                                   ------------
Balances at December 31, 1999....   (15,292,108)
Exercise of common stock
  options........................       214,475
Issuance of common stock in
  purchase of wholly-owned
  subsidiary.....................     2,975,861
Conversion of warrants to common
  stock..........................        10,964
Issuance of common stock in
  initial public offering, net of
  offering costs of $7,137,225...    78,882,775
Conversion of preferred stock to
  common stock in initial public
  offering.......................    46,587,639
Purchase of treasury stock.......       (28,622)
Accretion of mandatorily
  redeemable, convertible
  preferred stock to redemption
  value..........................    (2,260,225)
Issuance of common stock options
  at less than fair value........            --
Amortization of deferred stock
  option compensation............       951,066
Foreign currency translation
  adjustment.....................       (46,690)
Net loss.........................   (13,219,995)
                                   ------------
Balance at December 31, 2000.....  $ 98,775,140
                                   ============

          See accompanying notes to consolidated financial statements.

                    SIGNALSOFT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            YEARS ENDED
                                                              ----------------------------------------
                                                                 1998          1999           2000
                                                              -----------   -----------   ------------
Cash flows from operating activities:
  Net loss..................................................  $(4,450,977)  $(7,595,101)  $(13,219,995)
  Adjustments to reconcile net loss to net cash used by
    operating activities:
    Depreciation and amortization...........................      149,054       214,318      1,620,939
    Amortization of discount on advances under research and
      development arrangements..............................       22,072        13,212             --
    Compensation and interest expense related to issuance of
      common stock options and warrants.....................      101,004       380,611        951,066
    Minority interest.......................................           --            --        (50,453)
    Other, net..............................................       24,221            --        (19,593)
    Changes in operating assets and liabilities:
      Trade accounts receivable.............................      330,233      (256,226)    (7,509,156)
      Prepaid expenses and other............................     (509,431)      203,842       (993,729)
      Trade accounts payable................................      134,975     1,609,861       (927,567)
      Accrued expenses......................................        5,696       447,852      2,216,093
      Deferred revenue......................................       92,497       (83,331)     1,165,235
                                                              -----------   -----------   ------------
         Net cash used by operating activities..............   (4,100,656)   (5,064,962)   (16,767,160)
                                                              -----------   -----------   ------------
Cash flows from investing activities:
  Additions to equipment and leasehold improvements.........     (470,331)     (222,320)    (3,854,036)
  Cash paid for investment at cost..........................           --            --     (1,863,650)
  Cash paid for short-term and long-term securities.........           --            --    (26,941,942)
  Cash paid in purchase of wholly-owned subsidiary, net of
    cash acquired...........................................           --            --     (1,347,039)
                                                              -----------   -----------   ------------
         Net cash used by investing activities..............     (470,331)     (222,320)   (34,006,667)
                                                              -----------   -----------   ------------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net...............       17,500            --     78,882,775
  Proceeds from issuance of mandatorily redeemable,
    convertible preferred stock.............................    9,575,455    16,227,243     12,122,297
  Proceeds from the issuance of warrants....................           --            --         10,964
  Proceeds from the exercise of stock options...............           --         4,531        214,475
  Proceeds from issuance of debt............................      100,000     3,000,000             --
  Purchase of treasury stock................................                                   (28,622)
  Principal payments on debt and capital lease
    obligations.............................................      (96,972)     (768,407)      (104,512)
  Payments on advances under research and development
    arrangement.............................................     (333,892)     (244,654)            --
                                                              -----------   -----------   ------------
         Net cash provided by financing activities..........    9,262,091    18,218,713     91,097,377
                                                              -----------   -----------   ------------
Net increase in cash and cash equivalents...................    4,691,104    12,931,431     40,323,550
Cash and cash equivalents at beginning of year..............      428,814     5,119,918     18,051,349
                                                              -----------   -----------   ------------
Cash and cash equivalents at end of year....................  $ 5,119,918   $18,051,349   $ 58,374,899
                                                              ===========   ===========   ============
Supplemental disclosures of cash flow from operations:
  Cash paid for interest....................................  $    34,385   $    73,125   $     90,549
                                                              ===========   ===========   ============
Supplemental disclosures of non-cash financing and investing activities:
  Assets acquired under capital leases......................  $   246,364   $     9,790   $         --
                                                              ===========   ===========   ============
  Conversion of debt to mandatorily redeemable, convertible
    preferred stock.........................................  $        --   $ 2,366,905   $         --
                                                              ===========   ===========   ============
  Conversion of mandatorily redeemable, convertible
    preferred stock to common stock.........................  $        --   $        --   $ 46,587,639
                                                              ===========   ===========   ============
  Issuance of common stock in purchase of wholly owned
    subsidiary..............................................  $        --   $        --   $  2,975,861
                                                              ===========   ===========   ============

          See accompanying notes to consolidated financial statements.

                    SIGNALSOFT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

  (a) Business and Basis of Presentation

     SignalSoft Corporation (the Company) is a Boulder, Colorado based developer of location-based software services for wireless intelligent networks. The Company operates in one business segment. The Company has a wholly owned subsidiary company, Bfound.com Services Inc. (Bfound.com), located in Victoria, British Columbia. All significant intercompany balances and transactions have been eliminated in the consolidation.

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

  (b) Cash and Cash Equivalents

     Cash and cash equivalents include highly liquid investments with original maturities of three months or less at the date of purchase.

  (c) Accounting for Investments in Debt and Equity Securities

     The Company classifies its investments in debt and equity securities as held-to-maturity. Held-to-maturity securities require that the Company has the positive intent and the ability to hold a security to maturity and are valued at amortized cost.

  (d) Financial Instruments and Concentrations of Credit Risk

     The carrying value of the Company's financial instruments, including cash and cash equivalents, short-term and long-term investments, and accounts receivable represents fair value. Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable.

  (e) Equipment and Leasehold Improvements

     Equipment and leasehold improvements are recorded at cost. Cost of maintenance and repairs are charged to operations as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from 3 to 7 years. Amortization of leasehold improvements is calculated over the lesser of the lease term or the estimated useful lives of the improvements which is estimated at 10 years.

  (f) Income Taxes

     The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No.
109). Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is recognized to the extent any deferred tax assets may not be realizable.

                    SIGNALSOFT CORPORATION AND SUBSIDIARIES

  (g) Revenue Recognition

     In accordance with the provisions of SOP 97-2, Software Revenue Recognition (SOP 97-2), as amended by Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions (SOP 98-9), the Company recognizes software license revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. In addition, SOP 97-2 requires that revenue recognized from software arrangements be allocated to each element of a multiple element arrangement based on the vendor specific objective evidence of each element. The Company records revenue from licensing fees as individual products are delivered and accepted by the customer. Revenue relating to separate maintenance and service contracts is recognized ratably over the service period. Professional services consulting fees are recognized as services are provided.

  (h) Cost of Revenue

     Cost of revenue consists of operations, which includes compensation and pro-rated overhead costs per employee for operations personnel, cost of third-party software and direct costs incurred when providing service. Operations employees are personnel engaged in providing installation, training, maintenance, support and consulting services for Wireless Location Services software.

  (i) Impairment of Long-Lived Assets and Assets to be Disposed Of

     The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is generally measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is equal to the amount by which the carrying amounts of the assets exceeds the fair values of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.

  (j) Stock-Based Compensation

     The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, which requires compensation cost to be recognized for the excess of the fair value of options on the date of grant over the option exercise price. Under SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), entities are permitted to recognize as expense the fair value of all stock-based awards on the date of grant over the vesting period. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income or loss and earnings or loss per share disclosures as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures required by SFAS No. 123. Options granted to non-employees for services are accounted for in accordance with SFAS No. 123.

  (k) Software Development Costs and Research and Development Costs

     The Company may capitalize costs related to the development of certain software products. In accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed, capitalization of costs begins when technological feasibility has been established and ceases when the product is available for general release to customers, at which time amortization begins on a product by product basis. Capitalized costs will be amortized over the estimated useful life of the product. No software development costs were capitalized during 1998, 1999 or 2000, as costs incurred between attainment of technological feasibility and general release were not significant.

                    SIGNALSOFT CORPORATION AND SUBSIDIARIES

     Research and development costs are charged to operations as incurred.

  (l) Loss per Share

     Loss per share is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS No. 128). Under SFAS No. 128, basic earnings (loss) per share (EPS) excludes dilution for potential common stock issuances and is computed by dividing earnings or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS are the same in 1998, 1999 and 2000, as all potential common stock instruments, consisting of common stock options and warrants and convertible preferred stock, are anti-dilutive.

     The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations (in thousands, except per share data):

                                                           {YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          1998      1999       2000
                                                         -------   -------   --------
Earnings per share:
  Net loss.............................................  $(5,271)  $(8,616)  $(15,480)
  Weighted average common shares outstanding...........    6,385     6,387     13,506
Net loss per common share -- basic and diluted.........  $ (0.83)  $ (1.35)  $  (1.14)

     For all periods presented, 747,647, 115,140, and 115,000 options for the years ending December 31, 2000, 1999 and 1998 respectively and 25,336 warrants as of December 31, 1999 were excluded from the diluted loss per share calculation because their effect would have been antidilutive.

  (m) Foreign Currency Transactions

     For foreign operations with the local currency as the functional currency, assets and liabilities are translated at year-end exchange rates, and statements of operations are translated at the average exchange rates during the year. Exchange gains and losses arising from translation of such foreign entity financial statements are included as a component of other comprehensive income
(loss).

  (n) Comprehensive Income (Loss)

     The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for the reporting and display of comprehensive income (loss) and its components. However, it has no impact on the Company's results as presented in the accompanying consolidated financial statements. The only items of comprehensive income (loss) that the Company currently reports are foreign currency translation adjustments.

  (o) Reclassifications

     Certain prior year amounts have been reclassified to conform the 2000 financial statement presentation.

(2) INVESTMENTS

     The Company has invested proceeds from the initial public offering in varying types of debt securities. Contractual maturities vary from 91 days to no more than 5 years. The amortized cost, gross unrealized

                    SIGNALSOFT CORPORATION AND SUBSIDIARIES
holding gains, gross unrealized holding losses and fair value of held-to maturity securities by major security type and class of security at December 31, 2000 and 1999, were as follows.

                                                    GROSS           GROSS
AT DECEMBER 31, 2000               AMORTIZED     UNREALIZED       UNREALIZED      AGGREGATE
HELD-TO-MATURITY                     COSTS      HOLDING GAINS   HOLDING LOSSES   FAIR VALUE
--------------------              -----------   -------------   --------------   -----------
Corporate bonds.................  $ 6,168,932      $18,002         $     --      $ 6,186,934
Commercial paper................   12,773,010        5,636          (26,614)      12,752,032
Government securities...........    8,000,000           --               --        8,000,000
                                  -----------      -------         --------      -----------
                                  $26,941,942      $23,638         $(26,614)     $26,938,966
                                  ===========      =======         ========      ===========

     Maturities of debt securities classified as held-to-maturity were as follows at December 31, 2000.

                                                              AMORTIZED     AGGREGATE
HELD-TO-MATURITY                                                COSTS      FAIR VALUE
----------------                                             -----------   -----------
Due greater than 90 days but less than 1 year..............  $18,072,154   $18,078,731
Due after 1 years through 5 years..........................    8,869,788     8,860,235
                                                             -----------   -----------
                                                             $26,941,942   $26,938,966
                                                             ===========   ===========

     The Company did not sell any securities classified as held-to-maturity, nor did it include in income any realized gains or losses on securities held-to-maturity for the years ended December 31, 2000 and 1999, respectively.

     On December 21, 2000, the Company purchased approximately a 1.3% interest in Webraska Mobile Technologies, a French Limited Liability Company, for a cash payment of $1,863,650. The Company uses the cost method to account for this investment.

(3) EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Equipment and leasehold improvements consist of the following at December
31:

                                                                 1999         2000
                                                              ----------   -----------
Office and computer equipment and software..................  $  739,779   $ 4,369,153
Leasehold improvements......................................     253,410       466,973
Furniture and fixtures......................................      39,409       125,032
                                                              ----------   -----------
                                                               1,032,598     4,961,158
Less accumulated depreciation and amortization..............    (379,868)   (1,382,091)
                                                              ----------   -----------
                                                              $  652,730   $ 3,579,067
                                                              ==========   ===========

(4) DEBT AND ADVANCES UNDER RESEARCH AND DEVELOPMENT ARRANGEMENT

     During 1998, the Company issued a note payable due in annual installments through October 20, 2000, to a bank with interest at 8.75%, which is secured by computer equipment. At December 31, 1999, the outstanding balance was $41,667 and was repaid in full during the year ended December 31, 2000.

     The Company has entered into a revolving line-of-credit agreement which provides for borrowings of up to $400,000 through April 20, 2001. Interest on the line-of-credit accrues at the bank's prime rate (9.5% on December 31, 2000) and is payable monthly. If borrowings are made, $1,000,000 is required to be maintained on account with the bank as a compensating balance. The Company had no borrowings under the line at December 31, 1999 or December 31, 2000.

                    SIGNALSOFT CORPORATION AND SUBSIDIARIES

     During 1995, the Company entered into a research and development arrangement with a customer whereby the Company received periodic advances to fund research and development activities related to the development of a specific product for this customer. A portion of the advances was recognized as revenue when the product was delivered in late 1997. The remainder of the advances was recorded as a liability. At December 31, 1998, the balance was $231,442, net of unamortized discount of $35,284, which was based on an imputed interest rate of 8%. The remaining balance was repaid in 1999.

(5) ACQUISITIONS

     On April 4, 2000 the Company purchased 76% of the common stock of BFound.com for 9,976 shares of SignalSoft common stock and 413,175 shares of Class B common stock of our Nova Scotia subsidiary with a combined fair value of approximately $2.3 million and $1.1 million in cash. On May 16, 2000, the Company acquired the remaining 24% of BFound.com's common stock for 135,172 shares of Class B common stock of its Nova Scotia subsidiary with fair value of approximately $0.7 million and $0.4 million in cash. As a result of the acquisition, the Company recorded approximately $4.7 million of intangible assets, representing primarily the technology purchased from bfound.com, and is amortizing the intangible assets on a straight-line basis over five years. This transaction has been accounted for using the purchase method of accounting. The shares of the Nova Scotia subsidiary are convertible on a one-to-one basis into shares of SignalSoft common stock at any time within five years of the acquisition at the option of the holder. On the five-year anniversary of the acquisition, the shares will convert at the Company's option. Minority interest in loss of subsidiary represents the loss applicable to the 24% stockholders' for the period from April 4, 2000 through May 16, 2000.

     The operating results of BFound.com are included in the Company's consolidated financial statements of operations from the dates of acquisition. The following pro forma financial information assumes the acquisition of BFound.com was consummated as of January 1, 1999. These results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the year, or of results which may occur in the future. The pro forma results listed below are unaudited and reflect the impact of purchase price adjustments (in thousands, except per share data):

                                                                  YEARS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
Total revenue...............................................  $  2,123   $ 13,707
Net loss attributed to common stockholders..................   (10,142)   (16,328)
Basic and diluted loss per share............................  $  (1.46)  $  (1.20)

(6) INCOME TAXES

     Income taxes for the years ended December 31 differs from the amounts that would result from applying the federal statutory rate of as follows:

                                                   1998          1999          2000
                                                -----------   -----------   -----------
Expected tax benefit..........................  $(1,513,332)  $(2,582,334)  $(4,644,657)
State income taxes, net of federal benefit....     (101,936)     (173,943)     (299,125)
Change in valuation allowance for deferred tax
  assets......................................    1,458,806     2,569,883     4,983,268
Change in deferred taxes due to changes in
  corporate tax rate from 34% to 35%..........           --            --      (141,264)
Other, net....................................      156,462       186,394       101,778
                                                -----------   -----------   -----------
          Actual income taxes.................  $        --   $        --   $        --
                                                ===========   ===========   ===========

                    SIGNALSOFT CORPORATION AND SUBSIDIARIES

     Temporary differences that give rise to significant components of deferred tax assets as of December 31 are as follows:

                                                                1999          2000
                                                             -----------   -----------
Net operating loss carryforwards...........................  $ 4,510,559   $ 8,843,171
Other, net.................................................      202,814       853,470
                                                             -----------   -----------
          Gross deferred tax asset.........................    4,713,373     9,696,641
Valuation allowance........................................   (4,713,373)   (9,696,641)
                                                             -----------   -----------
          Net deferred tax assets..........................  $        --   $        --
                                                             ===========   ===========

     At December 31, 2000, the Company has a cumulative net operating loss carryforward for income tax purposes of approximately $24,600,000, which will expire in various amounts through the year 2020, if not utilized. The utilization of the net operating loss carryforward may be limited due to the provisions of Section 382 of the Internal Revenue Code relating to changes in ownership.

     Due to the uncertainty regarding the utilization of net operating loss carry forwards and research and experimentation credit carryforwards, no tax benefit for losses has been recorded by the Company in 1998, 1999 and 2000, and a valuation allowance has been recorded for the entire amount of the deferred tax asset.

(7) INITIAL PUBLIC OFFERING AND MANDATORILY REDEEMABLE PREFERRED STOCK
CONVERSION

     At December 31, 1999, the Company had three classes of mandatorily redeemable preferred stock (Series A, Series B and Series C) outstanding. All mandatorily redeemable preferred shares were convertible at any time at the option of the holder into common stock, initially on a one for one basis subject to adjustment for anti-dilution provisions included in the respective preferred stock agreements. All preferred stock had voting rights on an as converted basis and had liquidation preferences equal to the face amount of the preferred shares sold, plus all declared but unpaid dividends.

     The Company issued an additional 2,203,518 shares of Series C Preferred stock in January 2000 for total net proceeds of approximately $12.1 million.

     In August 2000, the Company completed its initial public offering of 5,060,000 shares of the Company's common stock, including underwriters' over-allotments of 660,000 shares, at an offering price of $17.00 per share, raising net proceeds of approximately $78.9 million. As provided for in the Preferred Stock Agreements, approximately 11.0 million shares, or $46.6 million, of mandatorily redeemable, convertible preferred stock were converted, one-for-one, into the Company's common stock upon closing of the initial public offering.

(8) STOCK OPTIONS AND WARRANTS

  Stock Options and Grants

     In 1995, the Company adopted the SignalSoft Corporation Non-qualified Stock Option Plan ("95 Plan"), pursuant to which the Company's Board of Directors may issue common shares and grant incentive stock options and non-qualified stock options to employees, directors and consultants. The plan authorizes common stock issuances and grants of options to purchase up to 2,000,000 shares of common stock. At December 31, 2000, there were no shares available for grant under the plan.

     In August 2000, upon the effective date of the closing of the Company's initial public offering, the Company adopted the SignalSoft Corporation Equity Incentive Plan ("Equity Incentive Plan"). Under the Equity Incentive Plan, the Company's Board of Directors may grant non-qualified stock options, incentive stock options, stock appreciation rights, stock units, and other stock grants to its employees, consultants, and non-employee directors. The maximum number of shares of common stock that may be subject to award

                    SIGNALSOFT CORPORATION AND SUBSIDIARIES
under the Equity Incentive Plan is 3,400,000. The number of shares and other awards that may be granted in any calendar year is limited to 1,000,000. To the extent that 1.0 million shares is not granted in any given year, up to 800,000 shares may be carried over to the next year. At December 31, 2000, approximately 2,601,050 shares were available for grant under the Equity Incentive Plan.

     In November 2000, the Company adopted the SignalSoft Corporation Non-qualified Stock Option Plan ("2000 Plan"). Under the 2000 Plan, the Company's Board of Directors may grant non-qualified stock options to its employees and consultants of the Company. The maximum aggregate number of shares that may be issued under the 2000 Plan is 1,000,000. At December 31, 2000, approximately 487,300 shares were available under the Equity 2000 Plan.

     Under the Plans, the options generally vest over 50 months and expire upon the earlier of three months after termination of employment or ten years from the date of grant. The exercise price for incentive stock options is at least 100% of the stock's fair value on the date of grant. For non-qualified stock options, the exercise price is determined by the Board of Directors on the date of grant.

     The Company utilizes APB Opinion No. 25 to account for its employee stock options. The Company has granted options with exercise prices less than the fair value of common stock on the date of grant based on recent stock transactions, and the related compensation expense is being recognized over the vesting period of the options. Unrecognized compensation expense at December 31, 1999 and 2000 totaled approximately $467,000 and $3,222,919, respectively. If the Company determined compensation cost based on the fair value of the options at the grant date under SFAS No. 123, the Company's net loss in 1998, 1999 and 2000 would have been approximately $4,476,000, $7,676,000, and $16,706,185 respectively.

     The weighted average fair value of options on the date of grant in 1998, 1999 and 2000 was $1.80, $1.68, and $10.82 respectively, using the Black-Scholes option-pricing model with the following assumptions: no expected dividends, 75%-150% volatility, risk-free interest rate of approximately 6.5% and an expected term of 50 months. The remaining weighted average contractual life of options outstanding at December 31, 2000 was 8.55 years, with exercise prices ranging from $.05 to $35.75.

     Under the Plans, option activity during 1998, 1999 and 2000 consisted of the following:

                                                                    WEIGHTED
                                                                    AVERAGE
                                                        NUMBER OF   EXERCISE     OPTIONS
                                                         OPTIONS     PRICE     EXERCISABLE
                                                        ---------   --------   -----------
Balance at December 31, 1997..........................  1,170,000    $  .37      264,400
  Granted.............................................    217,000       .65
  Forfeited...........................................    (33,000)      .42
                                                        ---------
Balance at December 31, 1998..........................  1,354,000       .42      576,560
  Granted.............................................    292,667       .82
  Exercised...........................................     (6,970)      .65
  Forfeited...........................................    (30,968)      .80
                                                        ---------
Balance at December 31, 1999..........................  1,608,729       .48      885,920
  Granted.............................................  1,795,100     10.63
  Exercised...........................................   (492,521)      .44
  Forfeited...........................................   (138,805)     5.09
                                                        ---------
Balance at December 31, 2000..........................  2,772,503    $ 6.83      747,647
                                                        =========                =======

                    SIGNALSOFT CORPORATION AND SUBSIDIARIES

     The following table summarizes information about stock options outstanding at December 31, 2000:

                                   WEIGHTED                             NUMBER
                                   AVERAGE           WEIGHTED      EXERCISABLE AS OF      WEIGHTED
   RANGE OF        NUMBER         REMAINING          AVERAGE         DECEMBER 31,         AVERAGE
EXERCISE PRICE   OUTSTANDING   CONTRACTUAL LIFE   EXERCISE PRICE         2000          EXERCISE PRICE
--------------   -----------   ----------------   --------------   -----------------   --------------
 $  .05-.35         528,670          5.75             $  .25            491,470             $.25
    .65-1.25        550,683          7.57                .73            256,177              .70
   3.95-5.33        337,500          9.23               4.85                 --               --
   8.00-15.56     1,154,700          9.88               8.63                 --               --
 $31.58-35.75       200,950          9.76              33.80                 --               --
                  ---------                                             -------
                  2,772,503          8.55             $ 6.83            747,647             $.40
                  =========                                             =======

  Common Stock Purchase Warrants

     In September 1999, the Company issued warrants to purchase 25,336 shares of common stock in connection with obtaining a $3 million loan. Upon the closing of the initial public offering, the warrants were converted into 24,113 shares of common stock with net proceeds to the Company of $10,964.

(9) COMMITMENTS AND CONTINGENCIES

  Leases

     The Company leases office space and equipment under noncancellable capital and operating lease agreements that expire through 2006. Approximately $260,000 is included in equipment and leasehold improvements at December 31, 2000, relating to equipment held under capital leases. Future minimum lease payments as of December 31, 2000 are as follows:

                                                              CAPITAL   OPERATING
                                                              LEASES      LEASES
                                                              -------   ----------
2001........................................................  $28,156   $1,145,058
2002........................................................       --      590,956
2003........................................................       --      344,826
2004........................................................       --      120,682
2005........................................................       --       37,731
                                                              -------   ----------
          Total future minimum lease payments...............   28,156   $2,239,253
                                                                        ==========
Less amount representing interest...........................   (1,567)
                                                              -------
          Present value of future minimum lease payments....  $26,589
                                                              =======

     Rent expense for operating leases for the years ended December 31, 1998, 1999 and 2000 was $312,000, $622,000, and $810,360 respectively.

(10) EMPLOYEE BENEFIT PLAN

     The Company has a 401(k) plan which covers substantially all employees and allows employee contributions of up to 20% of compensation, up to the maximum allowed by the Internal Revenue Code. Since plan inception and during the year ended December 31, 2000, the Company had not made discretionary matching contributions to the plan. In 2001, the Company elected to make a matching contribution of 50% of the first 6% of employee contributions.

                    SIGNALSOFT CORPORATION AND SUBSIDIARIES

(11) SIGNIFICANT CUSTOMERS AND CONCENTRATION OR CREDIT RISK

     Revenue earned from significant customers in 1998, 1999 and 2000 is as follows:

                                                              1998   1999   2000
                                                              ----   ----   ----
Company A...................................................   19%     8%    17%
Company B...................................................   45%    12%    12%
Company C ..................................................   --     46%    26%
Company D...................................................   --     --     11%
Company E...................................................   --     --     15%

     At December 31, 1999 and 2000, receivables from these customers represented 18.5% and 94%, respectively, of trade accounts receivable.

     As of December 31, 2000, the Company has approximately $49 million on deposit with a single financial institution.

(12) SEGMENT INFORMATION

     In 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131 "Disclosures about Segments of an Enterprise and Related Information". The Company has only one reportable segment under the criteria of SFAS No. 131. The table below presents information by geographical area as of and for the respective years:

                                                             YEAR ENDED DECEMBER 31,
                                                            -------------------------
                                                             1998     1999     2000
                                                            ------   ------   -------
                                                                 (IN THOUSANDS)
Total revenues attributable to:
  United States...........................................  $1,081   $1,779   $ 5,140
  Switzerland.............................................      --      177     2,355
  Germany.................................................      --       --     1,565
  Netherlands.............................................      --       --       640
  United Kingdom..........................................      --       --       147
  Australia...............................................      --       --     3,478
  Other International.....................................      --       --       325
                                                            ------   ------   -------
          Total...........................................  $1,081   $1,956   $13,650
                                                            ======   ======   =======

     Revenue is classified based on the country in which the Company's partner or customer is located. Assets and liabilities located outside of the United States are de minimis to the overall presentation of segment information.

(13) RELATED PARTY TRANSACTIONS

     Certain marketing and administrative services were provided to the Company by relatives of officers of the Company and members of the Board of Directors. Payments related to these services approximated, $83,000, $103,000 and $131,717 in 1998, 1999 and 2000, respectively.

                    SIGNALSOFT CORPORATION AND SUBSIDIARIES

(14) SELECTED QUARTERLY FINANCIAL DATA

                                                                BASIC AND DILUTED    STOCK PRICE**
                                            GROSS      NET          LOSS PER        ---------------
                                  REVENUE   PROFIT     LOSS       COMMON SHARE*      HIGH     LOW
                                  -------   ------   --------   -----------------   ------   ------
                                              (IN THOUSANDS EXCEPT FOR PER SHARE DATA)
2000
  First quarter.................  $ 1,625   $1,013   $ (2,675)       $(0.42)        $   --   $   --
  Second quarter................    3,201    2,197     (3,356)        (0.45)            --       --
  Third quarter.................    3,826    2,772     (3,040)        (0.18)         49.56    20.50
  Fourth quarter................    4,997    3,423     (4,149)        (0.18)        $40.94   $ 4.63
                                  -------   ------   --------
          Total.................  $13,649   $9,405   $(13,220)
                                  =======   ======   ========
1999
  First quarter.................  $   223   $ (176)  $ (1,979)       $(0.31)            --       --
  Second quarter................      180     (226)    (2,045)        (0.32)            --       --
  Third quarter.................      884      476     (1,402)        (0.22)            --       --
  Fourth quarter................      669      105     (2,169)        (0.34)            --       --
                                  -------   ------   --------
          Total.................  $ 1,956   $  179   $ (7,595)
                                  =======   ======   ========

---------------

 * Earnings Per Share (EPS) in each quarter is computed using the weighted-average number of shares outstanding during that quarter while EPS for the full year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the four quarters' EPS does not equal the full-year EPS.

** The stock prices reflect the high and low prices for SignalSoft's common stock on the Nasdaq Stock Exchange since August 7, 2000.

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                       DESCRIPTION                               LOCATION
        -------                       -----------                               --------
          3.1            -- Second Amended and Restated          Incorporated by reference to Exhibit
                            Certificate of Incorporation         3.1 to the Company's Form S-1
                                                                 Registration Statement No. 333-34670
          3.2            -- Bylaws                               Incorporated by reference to Exhibit
                                                                 3.2 to the Company's Form S-1
                                                                 Registration Statement No. 333-34670
         10.1            -- Series C Preferred Stock Purchase    Incorporated by reference to Exhibit
                            Agreement between Series C           10.1 to the Company's Form S-1
                            Investors and the Registrant         Registration Statement No. 333-34670
         10.2            -- Purchase Agreement between           Incorporated by reference to Exhibit
                            Bfound.com Services, Inc. and the    10.2 to the Company's Form S-1
                            Registrant                           Registration Statement No. 333-34670
         10.3            -- Investors' Rights Agreement Between  Incorporated by reference to Exhibit
                            Certain Investors, David Hose, Mark  10.3 to the Company's Form S-1
                            Flolid, Jim Fitch and the            Registration Statement No. 333-34670
                            Registrant
         10.4            -- Amendment One to Investors' Rights   Incorporated by reference to Exhibit
                            Agreement                            10.4 to the Company's Form S-1
                                                                 Registration Statement No. 333-34670
         10.5            -- Amendment Two to Investors' Rights   Incorporated by reference to Exhibit
                            Agreement                            10.5 to the Company's Form S-1
                                                                 Registration Statement No. 333-34670
         10.6            -- Lease Agreement by and between       Incorporated by reference to Exhibit
                            Walnut Canyon Partners and the       10.6 to the Company's Form S-1
                            Registrant                           Registration Statement No. 333-34670
         10.7            -- SignalSoft Corporation Nonqualified  Incorporated by reference to Exhibit
                            Stock Option Plan (1995), as         10.7 to the Company's Form S-1
                            amended                              Registration Statement No. 333-34670
         10.8            -- Form of Stock Option Agreement       Incorporated by reference to Exhibit
                                                                 10.8 to the Company's Form S-1
                                                                 Registration Statement No. 333-34670
         10.9            -- SignalSoft Corporation Equity        Incorporated by reference to Exhibit
                            Incentive Plan                       10.9 to the Company's Form S-1
                                                                 Registration Statement No. 333-34670
         10.10           -- Form of Indemnification Agreement    Incorporated by reference to Exhibit
                                                                 10.10 to the Company's Form S-1
                                                                 Registration Statement No. 333-34670
         10.11           -- SignalSoft Corporation Nonqualified  Incorporated by reference to Exhibit
                            Stock Option Plan (2000)             10.2 to the Company's Form S-8 filed
                                                                 January 26, 2001
         21              -- Subsidiaries of the Registrant       Incorporated by reference to Exhibit
                                                                 21 to the Company's Form S-1
                                                                 Registration Statement No. 333-34670
         23.1            -- Consent of KPMG LLP (SignalSoft      Filed herewith electronically
                            Corporation)