Form 10-Q
period 2001-03-31
SIGNALSOFT CORP
filed 2001-05-11
CIK 1103354

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of May 7, 2001, there were 23,592,435 shares of $0.001 par value Common Stock outstanding,



================================================================================

                     SIGNALSOFT CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q

                                      INDEX

                                                                                                      Page Number
                                                                                                      -----------
PART I -          FINANCIAL INFORMATION

Item 1.             Consolidated Financial Statements:

                     Unaudited Consolidated Balance Sheets at December 31, 2000 and
                     March 31, 2001..................................................................      3

                     Unaudited Consolidated Statements of Operations and Comprehensive Loss for
                     the three months ended March 31, 2000 and 2001..................................      4

                     Unaudited Consolidated Statements of Cash Flows for the three months ended
                     March 31, 2000 and 2001.........................................................      5

                     Notes to Unaudited Consolidated Financial Statements............................      6

Item 2.              Management's Discussion and Analysis of Condition and Results of Operations.....      9

Item 3.              Quantitative and Qualitative Disclosures about Market Risk......................     13

PART II -            OTHER INFORMATION

Item 1.              Legal Proceedings...............................................................     14

Item 2.              Change in Securities and Use of Proceeds........................................     14

Item 3.              Defaults Upon Senior Securities.................................................     14

Item 4.              Submission of Matters to a Vote of Security Holders.............................     14

Item 5.              Other Information...............................................................     15

Item 6.              Exhibits and Reports on Form 8-K................................................     15

SIGNATURES ..........................................................................................     16

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                     SIGNALSOFT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   UNAUDITED

                                                                               DECEMBER 31,       MARCH 31,
                                                                                   2000              2001
                                                                              --------------    --------------
                             ASSETS
Current assets:
  Cash and cash equivalents ...............................................   $   58,374,899    $   44,991,260
  Trade accounts receivable, net ..........................................        7,964,648         6,340,651
  Prepaid expenses and other ..............................................        1,307,509         1,628,593
  Short-term investments, held to maturity ................................       18,072,154        19,588,739
                                                                              --------------    --------------
          Total current assets ............................................       85,719,210        72,549,243
Equipment and leasehold improvements, net .................................        3,579,067         4,109,937
Intangible and other assets, net ..........................................        3,838,969         3,613,589
Investment at cost ........................................................        1,863,650         1,863,650
Long-term investments, held to maturity ...................................        8,869,788        16,508,431
                                                                              --------------    --------------
          Total assets ....................................................   $  103,870,684    $   98,644,850
                                                                              ==============    ==============

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Capital lease obligation ................................................   $       26,589    $       10,133
  Trade accounts payable ..................................................          872,151         1,100,257
  Accrued compensation payable ............................................        1,924,942         1,598,708
  Other accrued expenses ..................................................          931,618         1,135,504
  Deferred revenue ........................................................        1,340,244           350,862
                                                                              --------------    --------------
          Total current liabilities .......................................        5,095,544         4,195,464

Stockholders' equity:
  Preferred stock, par value $.001, 10,000,000 shares authorized, none
     issued ...............................................................               --                --
  Common stock, par value $.001, 65,000,000 shares authorized,
     23,509,765 and 23,568,765 shares issued and outstanding
     in 2000 and 2001, respectively .......................................           23,510            23,569
  Additional paid-in capital ..............................................      133,782,219       133,813,190
  Deferred stock option compensation ......................................       (3,222,919)       (2,930,356)
  Accumulated deficit .....................................................      (31,732,358)      (36,340,814)
  Treasury shares, at cost (5,370 shares, par value $.001) ................          (28,622)          (28,622)
  Accumulated other comprehensive loss ....................................          (46,690)          (87,581)
                                                                              --------------    --------------
          Total stockholders' equity ......................................       98,775,140        94,449,386
                                                                              --------------    --------------
          Total liabilities and stockholders' equity ......................   $  103,870,684    $   98,644,850
                                                                              ==============    ==============

                             See accompanying notes.

                    SIGNALSOFT CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                   UNAUDITED


                                                                           THREE MONTHS ENDED MARCH 31,
                                                                           ----------------------------
                                                                               2000            2001
                                                                           ------------    ------------
Revenue:
  License fees .........................................................   $    745,905    $  5,537,083
  Maintenance fees .....................................................         68,200         181,041
  Professional services and other ......................................        810,903         491,723
                                                                           ------------    ------------
          Total revenue ................................................      1,625,008       6,209,847
Cost of revenue (exclusive of stock option compensation expense of $22,343, and $45,269, for the three months ended
  March 31, 2000 and 2001, respectively) ...............................        611,559       1,658,566
                                                                           ------------    ------------
          Gross profit .................................................      1,013,449       4,551,281
Operating expenses:
  Selling, general and administrative (exclusive of stock option compensation expense of $56,043, and $167,735 for the
     three months ending March 31, 2000 and 2001, respectively) ........      2,023,740       6,405,317
  Research and development (exclusive of stock option compensation expense of $38,460, and $79,559 for the three months ending
      March 31, 2000 and 2001, respectively) ...........................      1,842,848       3,016,046
  Depreciation and amortization ........................................         69,859         595,076
  Stock option compensation expense ....................................        116,846         292,563
                                                                           ------------    ------------
          Total operating expenses .....................................      4,053,293      10,309,002
                                                                           ------------    ------------
          Loss from operations .........................................     (3,039,844)     (5,757,721)
Other income (expense):
  Interest income ......................................................        371,682       1,210,226
  Interest expense .....................................................         (6,685)        (49,987)
  Other, net ...........................................................             --         (10,974)
                                                                           ------------    ------------
          Total other income, net ......................................        364,997       1,149,265
                                                                           ------------    ------------
          Net loss .....................................................     (2,674,847)     (4,608,456)

Preferred stock dividend requirement and accretion of
  mandatorily redeemable convertible preferred stock to redemption
  value ................................................................       (911,507)             --
                                                                           ------------    ------------
          Net loss attributable to common
            stockholders ...............................................   $ (3,586,354)   $ (4,608,456)
                                                                           ============    ============
Loss per share -- basic and diluted ....................................   $      (0.56)   $      (0.20)
                                                                           ============    ============
Weighted average number of common shares outstanding--
   Basic and diluted ...................................................      6,438,804      23,524,631
                                                                           ============    ============
Other comprehensive loss -- foreign currency translation
  adjustment ...........................................................             --         (40,891)
                                                                           ------------    ------------
          Comprehensive loss ...........................................   $ (2,674,847)   $ (4,649,347)
                                                                           ============    ============

                             See accompanying notes.

                     SIGNALSOFT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    UNAUDITED

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                    ----------------------------
                                                                        2000            2001
                                                                    ------------    ------------
Cash flows from operating activities:
  Net loss ......................................................   $ (2,674,847)   $ (4,608,456)
  Adjustments to reconcile net loss to net cash used by
    operating activities:
    Depreciation and amortization ...............................         79,107         638,246
    Compensation and interest expense related to issuance of
      common stock options and warrants .........................        116,846         292,563
    Other, net ..................................................             --          (7,890)
    Changes in operating assets and liabilities:
      Trade accounts receivable .................................       (937,628)      1,623,997
      Prepaid expenses and other ................................       (507,221)       (321,084)
      Trade accounts payable ....................................     (1,342,302)        228,106
      Accrued expenses ..........................................        805,840        (122,348)
      Deferred revenue ..........................................        (38,500)       (989,382)
                                                                    ------------    ------------
         Net cash used by operating activities ..................     (4,498,705)     (3,266,248)
                                                                    ------------    ------------
Cash flows from investing activities:
  Additions to equipment and leasehold improvements .............       (626,023)       (984,627)
  Cash paid for short-term and long-term securities .............             --      (9,155,228)
  Prepaid acquistion costs ......................................       (301,865)             --
                                                                    ------------    ------------
         Net cash used by investing activities ..................       (927,888)    (10,139,855)
                                                                    ------------    ------------
Cash flows from financing activities:
  Prepaid stock offering costs ..................................        (91,275)             --
  Proceeds from issuance of mandatorily redeemable,
    convertible preferred stock .................................     12,122,294              --
  Proceeds from the exercise of stock options ...................         86,084          38,920
  Principal payments on debt and capital lease
    obligations .................................................        (28,531)        (16,456)
                                                                    ------------    ------------
         Net cash provided by financing activities ..............     12,088,572          22,464
                                                                    ------------    ------------
Net increase (decrease) in cash and cash equivalents ............      6,661,979     (13,383,639)
Cash and cash equivalents at beginning of period ................     18,051,349      58,374,899
                                                                    ------------    ------------
Cash and cash equivalents at end of period ......................   $ 24,713,328    $ 44,991,260
                                                                    ============    ============
Supplemental disclosures of cash flow from operations-
  cash paid for interest ........................................   $      6,584    $     14,487
                                                                    ============    ============
Supplemental disclosures of non-cash financing and investing activities:
  Loans issued to employees for stock option exercises ..........   $    109,104    $         --
                                                                    ============    ============


                             See accompanying notes.

                     SIGNALSOFT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    UNAUDITED

(1) BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

   (a) Business and Basis of Presentation

     SignalSoft Corporation (the Company) is a Boulder, Colorado based developer of location-based software services for wireless intelligent networks. The Company operates in one business segment. The Company has two wholly owned subsidiary companies, Bfound.com Services Inc. (Bfound.com), located in Victoria, British Columbia and SignalSoft Japan Kabushiki Kaisha located in Tokyo, Japan. All significant intercompany balances and transactions have been eliminated in consolidation.

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

     The accompanying unaudited financial information as of March 31, 2001 and 2000 has been prepared in accordance with generally accepted accounting principles for interim financial information. All significant adjustments, consisting of only normal and recurring adjustments, that, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the three months ended March 31, 2001 and 2000 have been included. Operating results for the three months ending March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K.

   (b) Revenue Recognition

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

   (c) Loss per Share

     Loss per share is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS No. 128). Under SFAS No. 128, basic earnings (loss) per share (EPS) excludes dilution for potential common stock issuances and is computed by dividing earnings or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS are the same in 2000 and 2001, as all potential common stock instruments, consisting of common stock options and warrants and convertible preferred stock, are anti-dilutive.

     The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations (in thousands, except per share data):

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                             2000          2001
                                                          ----------    ----------
Numerator:
   Net loss attributable to common stockholders .......   $   (3,586)   $   (4,608)
   Weighted average common shares outstanding .........        6,438        23,524

Denominator:
   Basic weighted average shares outstanding ..........        6,438        23,524
   Dilutive effect of employee stock options ..........           --            --
   Dilutive effect of put option ......................           --            --
   Dilutive weighted average shares outstanding .......        6,438        23,524

Earnings per share--basic .............................   $    (0.56)   $    (0.20)
Earnings per share--diluted ...........................   $    (0.56)   $    (0.20)


The number of antidilutive stock options (options whose exercise price is greater than the average SignalSoft stock price during the period) omitted from the computation of weighted average shares - diluted was 458,652 and 832,067 for the three months ended March 31, 2000 and 2001, respectively.

   (d) Reclassifications

     Certain prior period amounts have been reclassified to conform to the 2001 financial statement presentation.

(2) DEBT

     The Company has a revolving line-of-credit agreement, which provides for borrowings of up to $400,000 through April 20, 2002. Interest on the line-of-credit accrues at the bank's prime rate (8.0% on March 31, 2001) and is payable monthly. If borrowings are made, $1,000,000 is required to be maintained on account with the bank as a compensating balance. The Company had no borrowings under the line at March 31, 2001.

(3) INVESTMENTS

     The Company has invested proceeds from the initial public offering in varying types of debt securities. Contractual maturities vary from 91 days to no more than 5 years. The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of held-to maturity securities by major security type and class of security at March 31, 2001 were as follows.

                                              GROSS            GROSS
AT MARCH  31, 2001           AMORTIZED      UNREALIZED       UNREALIZED       AGGREGATE
HELD-TO-MATURITY               COST       HOLDING GAINS    HOLDING LOSSES    FAIR VALUE
------------------          -----------   -------------    --------------    -----------
Corporate bonds .........    10,745,830   $      21,580    $         (305)   $10,767,105
Commercial paper ........     8,337,607          49,615                --      8,387,222
Government securities ...    17,013,733          50,407                --     17,064,140
                            -----------   -------------    --------------    -----------
                            $36,097,170   $     121,602    $         (305)   $36,218,467
                            ===========   =============    ==============    ===========

     Maturities of debt securities classified as held-to-maturity were as follows at March 31, 2001:

AT MARCH 31, 2001                                    AMORTIZED      AGGREGATE
HELD-TO-MATURITY                                       COSTS        FAIR VALUE
-----------------                                   ------------   ------------
Due greater than 90 days but less than 1 year ...   $ 19,588,739   $ 23,395,542
Due after 1 years through 5 years ...............     16,508,431     12,822,925
                                                    ------------   ------------
                                                    $ 36,097,170   $ 36,218,467
                                                    ============   ============

     The Company did not sell any securities classified as held-to-maturity, nor did it realize any realized gains or losses on securities held-to-maturity for the three months ended March 31, 2001.

     On December 21, 2000, the Company purchased an approximate 1.3% interest in Webraska Mobile Technologies, a French Limited Liability Company, for a cash payment of $1,863,650. The Company uses the cost method to account for this investment.

(4) PURCHASE OF SUBSIDIARY

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

(5) STOCK OPTIONS AND WARRANTS

   Stock Options and Grants

     In 1995, the Company adopted the SignalSoft Corporation Non-qualified Stock Option Plan ("95 Plan"), pursuant to which the Company's Board of Directors may issue common shares and grant incentive stock options and non-qualified stock options to employees, directors and consultants. The plan authorizes common stock issuances and grants of options to purchase up to 2,500,000 shares of common stock. At March 31, 2001, there were no shares available for grant under the plan.

     In August 2000, upon the effective date of the closing of the Company's initial public offering, the Company adopted the SignalSoft Corporation Equity Incentive Plan ("Equity Incentive Plan"). Under the Equity Incentive Plan, the Company's Board of Directors may grant non-qualified stock options, incentive stock options, stock appreciation rights, stock units, and other stock grants to its employees, consultants, and non-employee directors. The maximum number of shares of common stock that are subject to award under the Equity Incentive Plan is 3,400,000. The number of shares and other awards that may be granted in any calendar year is limited to 1,000,000. To the extent that 1.0 million shares is not granted in any given year, up to 800,000 shares may be carried over to the next year. At March 31, 2001, approximately 966,750 shares were available for grant for the year ending December 31, 2001, and 2,570,750 shares were available for grant during the remaining life of the plan.

     In November 2000, the Company adopted the SignalSoft Corporation Non-qualified Stock Option Plan ("2000 Plan"). Under the 2000 Plan, the Company's Board of Directors may grant non-qualified stock options to its employees and consultants. The maximum aggregate number of shares that may be issued under the 2000 Plan is 1,000,000. At March 31, 2001, approximately 442,800 shares were available for grant under the 2000 Plan.

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

     The Company utilizes APB Opinion No. 25 to account for its employee stock options. The Company has granted options with exercise prices less than the fair value of common stock on the date of grant based on stock transactions during the years prior to, and including, the year ended December 31, 2000. The related compensation expense is being recognized over the vesting period of the options. Unrecognized compensation expense at December 31, 2000 and the three months ended March 31, 2001 totaled $3,222,919, and $2,930,356, respectively. Compensation expense relating to these options for the quarters ended March 31, 2001 and 2000 was $0.3 million and $0.1 million, respectively.

(6) SIGNIFICANT CUSTOMERS AND CONCENTRATION OR CREDIT RISK

     Revenue earned from significant customers for the three months ended March 31, 2000 and 2001, respectively, is as follows:

                                                  2000   2001
                                                  ----   ----
             Company A.......................      12%    14%
             Company B.......................      12%    --
             Company C.......................      65%     1%
             Company D.......................      --     32%
             Company E.......................      --     23%
             Company F.......................      --     17%


     At March 31, 2000 and 2001, receivables from these customers represented 94% and 74%, respectively, of trade accounts receivable.

     As of March 31, 2001, the Company has approximately $45 million and $36 million on deposit with two financial institutions.

     Effective October 1, 2000, the Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138, which establishes accounting and reporting standards for derivative instruments, including foreign exchange forward contracts. The Company has not entered into any foreign exchange forward contracts or derivative transactions for operational or balance sheet exposures.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report on Form 10-Q contains a number of forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that reflect our current views with respect to future events and financial performance. We use words such as "estimates," "projects," "believes," "anticipates," "intends," "expects," "future," and similar expressions to identify forward-looking statements. Such statements are based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

     We were incorporated in Colorado in 1994 and reincorporated in Delaware in 1998. We have a limited operating history. From our inception until 1997, our efforts were primarily devoted to research and development, raising capital, recruiting personnel and establishing key industry partnerships. We generated total revenue of approximately $1.1 million in 1998, $2.0 million in 1999, $13.6 million in 2000 and $6.2 million for the three months ended March 31, 2001. We incurred net losses of approximately $4.5 million in 1998, $7.6 million in 1999, $13.2 million in 2000, and $4.6 million for the three months ended March 31, 2001. We expect that for the next few years our losses will continue on a quarterly basis. As of March 31, 2001, we had an accumulated deficit of $36.3 million.

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

     We introduced Wireless 911 in 1997. Three of the four largest wireless operators in the United States, based on the number of subscribers at the end of March 31, 2001, have licensed our Wireless 911 product. Actual deployment of the product has been slow. We believe this is due primarily to contractual and liability issues among carriers, local safety agencies and local exchange carriers. Following our launch of Wireless 911, we focused on our core strategy of developing mobile location services products that help wireless carriers differentiate their service offerings, build subscriber loyalty and generate additional revenue. We launched two products in 1998 -- local.info and Location Sensitive Billing. In addition, we opened our first international office in the United Kingdom, and began actively marketing our services to network operators in Europe. In the quarter ended March 31, 2001, we announced our BFound product, the latest addition to our product line. We continued our strategy of establishing partnerships throughout the industry, expanding our selling and marketing efforts in Europe, Japan, Asia Pacific, Australia and the United States and adding features to our products.

     Our limited operating history makes it difficult to forecast future operating results. Since our inception, we have continued to invest substantially in research and development, marketing, domestic and international sales channels, professional services and our operational and administrative infrastructure, resulting in losses and negative operating cash flows since our inception. We expect that for the next few years our losses will continue on a quarterly basis. Although our revenue has grown in recent quarters, our revenue may not increase at a rate sufficient to achieve and maintain profitability, if at all. Also, if our customers continue to purchase our products with perpetual licenses, then our revenue will continue to vary significantly from quarter to quarter. We anticipate that our operating expenses will increase substantially for the foreseeable future as we expand our product development, sales and marketing, professional services and operational and administrative staff.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000.

   Revenue

     Total revenue increased $4.6 million, from $1.6 million for the three months ended March 31, 2000 to $6.2 million for the three months ended March 31, 2001. The increase in revenue during the three months ended March 31, 2001, resulted primarily from an increase in license fees associated with the sale of licenses for various products under our reseller agreements and the direct sale of our Wireless 911, Location Manager, and local.info products. The increase in related maintenance fees results primarily from deployment of our products by our resellers. During the three months ended March 31, 2001, approximately 32%, 23%, 17%, and 14%, respectively, of our revenue resulted from sales to Lucent Technologies, Inc., Sprint, Siemens, and Telcordia.

     License fees. License fee revenue increased $4.8 million, from approximately $0.7 million for the three months ended March 31, 2000 to $5.5 million for the three months ended March 31, 2001. The increase in license fee revenue during the three months ended March 31, 2001 resulted primarily from the sale of licenses for various products under our reseller agreements and the direct sale of our Wireless 911 products in the United States. The license fees for the three months ended March 31, 2000 were derived primarily from the direct sale of our local.info product line.

     Maintenance fees. Maintenance fee revenue increased approximately $113,000, from approximately $68,000 for the three months ended March 31, 2000 to approximately $181,000 for the three months ended March 31, 2001. The change in maintenance fee revenue is due to the deployment of our products by our resellers.

     Professional services and other. Professional services and other revenue decreased $0.3 million, from approximately $0.8 million for the three months ended March 31, 2000 to $0.5 million for the three months ended March 31, 2001. The decrease resulted primarily from our channel partners becoming more self-sufficient as they deploy SignalSoft products to their customer base.

   Cost of Revenue

     Cost of revenue increased $1.1 million, from $0.6 million for the three months ended March 31, 2000 to $1.7 million for the three months ended March 31, 2001. The dollar increase in cost of sales was due primarily to the growth in operations personnel from 15 at March 31, 2000 to 38 at March 31, 2001, which accounted for approximately $0.5 million of the increase, an increase of $0.3 million relating to increased operations consulting and travel costs, and an increase of $0.2 million resulting from the cost of third party products associated with the introductory product trials and the sale of our local.info product. As a percentage of total revenue, cost of revenue decreased to 27% for the three months ended March 31, 2001 from 38% for the three months ended March 31, 2000. This decrease resulted from greater revenue in 2001 to cover fixed costs and additional revenue in excess of the incremental cost of revenue.

   Selling, General and Administrative

     Selling, general and administrative costs increased $4.4 million, from $2.0 million for the three months ended March 31, 2000 to $6.4 million for the three months ended March 31, 2001. The change was due primarily to an increase in selling, general and administrative personnel from 35 as of March 31, 2000 to 94 as of March 31, 2001, which represented approximately $3.7 million of the change, an increase of $0.1 million in consulting costs, an increase of $0.2 million in travel expenses, an increase of $0.3 million in marketing expenses, and an increase of $0.1 million in operating costs resulting from the purchase of Bfound.com Services, Inc. which was completed in May 2000.

   Research and Development

     Research and development expenses increased $1.2 million, from $1.8 million for the three months ended March 31, 2000 to $3.0 million for the three months ended March 31, 2001. The change in research and development costs was due primarily to an increase in research and development personnel from 37 as of March 31, 2000 to 82 as of March 31, 2001, which represented approximately $1.0 million of the change, an increase of $0.1 million in travel costs, and an increase of $0.1 million in operating costs resulting from the purchase of Bfound.com Services, Inc. completed in May 2000.

   Depreciation and Amortization

     Depreciation and amortization increased $0.5 million, from approximately $0.1 million for the three months ended March 31, 2000 to $0.6 million for the three months ended March 31, 2001. The increase was due primarily to an increase of $0.2 million in the amortization of intangible assets during the three months ended March 31, 2001, resulting from the acquisition of Bfound.com Services, Inc. completed in May 2000. Depreciation expense increased as a result of an increase in equipment and leasehold improvements from $1.2 million at March 31, 2000 to $5.9 million at March 31, 2001.

   Stock Option Compensation Expense

     Stock option compensation expense increased approximately $0.2 million, from $0.1 million for the three months ended March 31, 2000 to $0.3 million for the three months ended March 31, 2001. These costs relate to options granted in 1997, 1998, 1999 and 2000 under our stock option plans with exercise prices deemed to be at less than fair value of the common stock at the date of grant. Unrecognized compensation expense as of March 31, 2001 totaled approximately $2.9 million.

   Other Income, Net

     Other income increased $0.7 million, from approximately $0.4 million for the three months ended March 31, 2000 to $1.1 million for the three months ended March 31, 2001. The increase results primarily from interest income derived from higher cash and cash equivalents and investment balances resulting from proceeds from the private placement in January 2000, and net proceeds of approximately $78.9 million received upon the completion of an initial public offering in August 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception and until our initial public offering in August 2000, we financed our operations primarily through the private offering of mandatorily redeemable convertible preferred stock, which totaled $44.3 million, net of issuance costs. In addition, we financed our operations through an equipment loan, capital leases and short-term bridge loans. Upon completion of our initial public offering, a total of 5,060,000 common shares were sold to the public, which resulted in net proceeds to the Company after expenses of approximately $78.9 million. Additionally, upon completion of the initial public offering, all the mandatorily redeemable, convertible preferred stock converted into common stock. We also receive funds, from time to time, from the exercise of options to purchase shares of our stock.

     During the three months ended March 31, 2001, cash and cash equivalents decreased $13.4 million from $58.4 million at December 31, 2000 to $45.0 million at March 31, 2001. This decrease resulted from cash used by investing activities of $10.1 million and by cash used in operating activities of $3.3 million.

     Net cash used in operating activities of $3.3 million during the three months ended March 31, 2001 resulted primarily from the net operating loss, which reflects our continued investment in growth, cash expenditures for prepaid expenses and other assets, decrease of deferred revenue and accrued expenses. This cash usage is offset by the change in accounts receivable.

     Net cash used by investing activities of $10.1 million for the three months ending March 31, 2001, resulted primarily from a $9.2 million investment in short and long-term securities, and capital expenditures of $1.0 million expended in our expansion efforts and increased personnel from 200 at December 31, 2000, to 214 at March 31, 2001. As of March 31, 2001, we had cash, cash equivalents, and marketable short-term and long-term investments of $81.1 million.

     Net cash provided by financing activities of $22,000 for the three months ended March 31, 2001 resulted primarily from proceeds of approximately $39,000 received from the exercise of stock options, offset by principal payments on capital lease obligations of $16,000.

     As of March 31, 2001, our principal commitments consisted of obligations outstanding under operating leases and a capitalized lease. In addition, we have a revolving line of credit agreement providing for borrowings up to $0.4 million through April 2002. No borrowings were outstanding under this line of credit as of March 31, 2001. We anticipate an increase in capital expenditures and lease commitments consistent with our future growth and expansion plans.

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

     Based on our limited operating experience, we do expect some degree of seasonality in our sales. Additionally, we do not expect that inflation will have a material effect on our results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The following discusses our exposure to market risk related to changes in interest rates and foreign currency exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in the Risk Factors section of the Company's Annual Report on Form 10-K for the year ended December 31, 2000. As of March 31, 2001, we had short-term investments of $19.6 million and long-term investments of $16.5 million. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rates by 10% from the March 31, 2001 rates would cause the fair value of these investments to change by an insignificant amount. We have the ability to hold these investments until maturity, and therefore we do not expect the value of these investments to be affected to any significant degree by the effect of a change in market interest rates. Declines in interest rates over time would, however, reduce our interest income.

     During the three months ended March 31, 2001, approximately 20% of our revenue resulted from sales outside the United States, predominantly in Europe. Fluctuations in the value of foreign currencies relative to the United States dollar could cause us to incur currency exchange losses. We expect that as a result of our partner sales channel strategy that we will be paid in United States dollars for the majority of our international sales. However, to the extent our international revenue increases and we are paid in currency other than United States dollars, we will be exposed to greater foreign currency exchange risk. We have experienced some fluctuation in the value of payments made to us in currencies other than United States dollars. Although these fluctuations have not materially affected our financial results, these types of fluctuations subject us to potential foreign currency gains and losses that may have a material effect on our financial results in the future. Additionally, we do not maintain significant asset or cash account balances in currencies other than the United States dollar. Therefore, we do not believe that we currently have any significant direct foreign currency exchange rate risk.

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

    During the three months ended March 31, 2001, net proceeds from the initial public offering were utilized primarily for research and development activities, general corporate activities and capital expenditures. The actual amount of net proceeds we spend on a particular use will depend on many factors, including our future revenue growth; additional financing sources, if any, availability and desirability of acquisition candidates; the amount of expenditures required for other uses; and the amount of cash generated or used by our operations. Many of these factors are beyond our control. Therefore, our management has broad discretion in the use of the net proceeds. Until we use the net proceeds of the offering as described above, we intend to continue to invest the majority of net proceeds in short-term investment grade marketable securities and limited funds in longer term investment grade securities.

    During the three months ended March 31, 2001, we issued 59,000 shares of common stock upon the exercise of employee stock options granted under the Company's 1995 Non-Qualified Stock Option Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 10, 2001, the Company held its annual meeting of the stockholders. At the annual meeting, the Company's stockholders elected the two nominated Class I members of the Company's Board of Directors for the two open seats on the Board. There was no solicitation in opposition of any of the existing Board members.

With respect to the election of directors, the following nominated Class I directors received the following number of votes and were therefore elected to another term (ending at the annual meeting in 2004) on the Board of Directors. No broker non-votes were received on this proposal.

                            For       Withheld    Abstain

  Mark H. Flolid        13,611,966       6,358          --
                        ----------    --------    --------
  Perry M. LaForge      13,484,133     134,191          --
                        ----------    --------    --------

Also at the Annual Meeting, the Company's stockholders ratified the selection of KPMG as the Company's independent accountants for the fiscal year ending December 31, 2001. With respect to such ratification of accountants, a total of 13,608,373 votes were cast in favor, 6,267 votes were cast against, and 3,684 votes abstained. There were no broker non-votes received.

ITEM 5. OTHER INFORMATION

         Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

         None.

    (b) Reports on Form 8-K

         None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SIGNALSOFT CORPORATION

                                       By        /s/ ANDREW M. MURRAY
                                         ------------------------------------
                                                   Andrew M. Murray
                                         Senior Vice President of Finance and
                                               Chief Financial Officer

Date: May 11, 2001