Form 10-Q
period 2001-06-30
SIGNALSOFT CORP
filed 2001-08-14
CIK 1103354

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of August 8, 2001, there were 25,186,817 shares of $0.001 par value Common Stock outstanding,

================================================================================

                     SIGNALSOFT CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q

                                      INDEX


                                                                                                      PAGE
                                                                                                     NUMBER
                                                                                                     ------
PART I - FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements:

            Unaudited Condensed Consolidated Balance Sheets at December 31, 2000 and
            June 30, 2001.........................................................................     3

            Unaudited Condensed Consolidated Statements of Operations and Comprehensive
            Loss for the three and six months ended June 30, 2000 and 2001........................     4

            Unaudited Condensed Consolidated Statements of Cash Flows for the six months
            ended June 30, 2000 and 2001..........................................................     5

            Notes to Unaudited Condensed Consolidated Financial Statements........................     6

Item 2.     Management's Discussion and Analysis of Condition and Results of Operations...........     9

Item 3.     Quantitative and Qualitative Disclosures about Market Risk............................    13

PART II -   OTHER INFORMATION

Item 1.     Legal Proceedings.....................................................................    14

Item 2.     Change in Securities and Use of Proceeds..............................................    14

Item 3.     Defaults Upon Senior Securities.......................................................    14

Item 4.     Submission of Matters to a Vote of Security Holders...................................    14

Item 5.     Other Information.....................................................................    14

Item 6.     Exhibits and Reports on Form 8-K......................................................    15

SIGNATURES.........................................................................................   16

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     SIGNALSOFT CORPORATION AND SUBSIDIARIES

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                            DECEMBER 31,          JUNE 30,
                                                                                2000                2001
                                                                           -------------       -------------
                                      ASSETS
Current assets:
 Cash and cash equivalents ..........................................      $  58,374,899       $  24,195,625
 Trade accounts receivable, net .....................................          7,964,648           4,712,821
 Prepaid expenses and other .........................................          1,307,509           2,170,419
 Short-term investments, held to maturity ...........................         18,072,154          28,979,906
                                                                           -------------       -------------
         Total current assets .......................................         85,719,210          60,058,771

Equipment and leasehold improvements, net ...........................          3,579,067           4,805,349
Intangible and other assets, net ....................................          3,838,969          17,974,195
Restricted cash .....................................................                 --             597,810
Investment, at cost .................................................          1,863,650           1,863,650
Long-term investments, held to maturity .............................          8,869,788          18,866,336
                                                                           -------------       -------------
         Total assets ...............................................      $ 103,870,684       $ 104,166,111
                                                                           =============       =============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Capital lease obligation ...........................................      $      26,589         $         -
 Trade accounts payable .............................................            872,151             606,080
 Accrued compensation payable .......................................          1,924,942           3,211,046
 Other accrued expenses .............................................            931,618           1,203,433
 Deferred revenue ...................................................          1,340,244             257,385
                                                                           -------------       -------------
         Total current liabilities ..................................          5,095,544           5,277,944

Stockholders' equity:
 Preferred stock, par value $.001, 10,000,000 shares authorized, none
    issued ..........................................................                 --                  --
 Common stock, par value $.001, 65,000,000 shares
    authorized, 23,509,765 and 25,148,140 shares
    issued and outstanding
    in 2000 and 2001, respectively ..................................             23,510              25,148
 Additional paid-in capital .........................................        133,782,219         146,257,543
 Deferred stock option compensation .................................         (3,222,919)         (2,637,793)
 Accumulated deficit ................................................        (31,732,358)        (44,630,476)
 Treasury shares, at cost (5,370 shares, par value $.001) ...........            (28,622)            (28,622)
 Accumulated other comprehensive loss ...............................            (46,690)            (97,633)
                                                                           -------------       -------------
         Total stockholders' equity .................................         98,775,140          98,888,167
                                                                           -------------       -------------
         Total liabilities and stockholders' equity .................      $ 103,870,684       $ 104,166,111
                                                                           =============       =============

                             See accompanying notes.

                     SIGNALSOFT CORPORATION AND SUBSIDIARIES

                 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

                        OPERATIONS AND COMPREHENSIVE LOSS




                                                                            THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                                 JUNE 30,                        JUNE 30,
                                                                      ----------------------------     ----------------------------
                                                                           2000            2001             2000            2001
                                                                      ------------    ------------     ------------    ------------
Revenue:
  License fees ....................................................   $  2,791,156    $  3,079,740     $  3,537,061    $  8,616,823
  Maintenance fees ................................................         83,201         101,046          151,401         282,087
  Professional services and other .................................        326,952         614,589        1,137,855       1,106,312
                                                                      ------------    ------------     ------------    ------------
          Total revenue ...........................................      3,201,309       3,795,375        4,826,317      10,005,222

Cost of revenue (exclusive of stock option compensation
  expense of $39,727 and $62,069 and $43,781 and $87,563 for the three and six months ended June 30, 2000 and 2001,
  respectively) ...................................................      1,003,772       1,732,699        1,615,331       3,391,266
                                                                      ------------    ------------     ------------    ------------
          Gross profit ............................................      2,197,537       2,062,676        3,210,986       6,613,956

Operating expenses:
Selling, general and administrative (exclusive of stock option compensation expense of $150,649 and $206,692 and $172,189 and
  $344,377 for the three and six months ended
  June 30, 2000 and 2001, respectively)............................      2,894,254       6,523,312        4,917,994      12,928,629
Research and development (exclusive of stock option
  compensation expense of $58,719 and $97,179 and $76,593
  and $153,186 for the three and six months ended June 30, 2000
  and 2001, respectively) ..........................................     2,293,602       3,560,368        4,136,450       6,576,414
Depreciation and amortization .....................................        382,771         927,432          452,630       1,522,508
Stock option compensation expense .................................        249,094         292,563          365,940         585,126
                                                                      ------------    ------------     ------------    ------------
          Total operating expenses ................................      5,819,721      11,303,675        9,873,014      21,612,677
                                                                      ------------    ------------     ------------    ------------

          Loss from operations ....................................     (3,622,184)     (9,240,999)      (6,662,028)    (14,998,721)

Interest and other income, net ....................................        215,589         951,338          580,586       2,100,603
                                                                      ------------    ------------     ------------    ------------
              Loss before minority interest .......................     (3,406,595)     (8,289,661)      (6,081,442)    (12,898,118)

Minority interest in loss of subsidiary ...........................         50,453              --           50,453
                                                                      ------------    ------------     ------------    ------------
              Net loss ............................................     (3,356,142)     (8,289,661)      (6,030,989)    (12,898,118)

Preferred stock dividend requirement and accretion of mandatory redeemable convertible preferred stock to redemption
  value ...........................................................       (979,698)             --       (1,891,205)             --
                                                                      ------------    ------------     ------------    ------------

          Net loss attributable to common stockholders ............   $ (4,335,840)   $ (8,289,661)    $ (7,922,194)   $(12,898,118)
                                                                      ============    ============     ============    ============

Loss per share -- basic and diluted ...............................   $      (0.59)   $      (0.34)    $      (1.15)   $      (0.54)
                                                                      ============    ============     ============    ============
Weighted average number of common shares outstanding--
   Basic and diluted ..............................................      7,387,780      24,184,471        6,915,914      23,864,612
                                                                      ============    ============     ============    ============

Other comprehensive loss -- foreign currency translation
  adjustment.......................................................         (6,774)        (10,052)          (6,774)        (50,943)
                                                                      ------------    ------------     ------------    ------------
          Comprehensive loss.......................................   $ (3,362,916)   $ (8,299,713)    $ (6,037,763)   $(12,949,061)
                                                                      ============    ============     ============    ============



                             See accompanying notes.

                     SIGNALSOFT CORPORATION AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                            SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                     --------------------------------
                                                                          2000              2001
                                                                     ------------       -------------
Cash flows from operating activities:
  Net loss ....................................................      $ (6,030,989)      $(12,898,118)
  Adjustments to reconcile net loss to net cash used by
    operating activities:
    Depreciation and amortization .............................           478,657          1,565,678
    Compensation expense related to issuance of
      common stock options ....................................           365,940            585,126
    Minority interest in loss of subsidiary ...................           (50,453)                --
    Changes in operating assets and liabilities:
      Trade accounts receivable ...............................        (3,088,227)         3,256,837
      Prepaid expenses and other ..............................            20,783           (786,253)
      Trade accounts payable ..................................          (967,836)          (704,811)
      Accrued expenses ........................................         1,436,078           (528,115)
      Deferred revenue ........................................          (102,508)           257,385
                                                                     ------------       ------------
         Net cash used by operating activities ................        (7,938,555)        (9,252,271)
                                                                     ------------       ------------

Cash flows from investing activities:
  Additions to equipment and leasehold improvements ...........        (1,569,947)        (1,916,540)
  Cash paid for short-term and long-term securities ...........                --        (20,904,300)
  Prepaid acquisition costs ...................................          (301,865)                --
  Restricted cash .............................................                --           (368,280)
  Cash paid in purchase of wholly owned subsidiary, net of cash
   acquired....................................................        (1,347,039)        (1,790,400)
                                                                     ------------       ------------
         Net cash used by investing activities ................        (3,218,851)       (24,979,520)
                                                                     ------------       ------------

Cash flows from financing activities:
  Prepaid stock offering costs ................................          (678,401)                --
  Proceeds from issuance of mandatorily redeemable,
    convertible preferred stock ...............................        12,122,295                 --
  Proceeds from the exercise of stock options .................           211,348             79,106
  Principal payments on debt and capital lease
    obligations ...............................................           (53,052)           (26,589)
                                                                     ------------       ------------
         Net cash provided by financing activities ............        11,602,190             52,517
                                                                     ------------       ------------
Net increase (decrease) in cash and cash equivalents ..........           444,784        (34,179,274)
Cash and cash equivalents at beginning of period ..............        18,051,349         58,374,899
                                                                     ------------       ------------
Cash and cash equivalents at end of period ....................      $ 18,496,133       $ 24,195,625
                                                                     ============       ============
Supplemental disclosures of cash flow from operations:
  cash paid for interest ......................................      $     36,441       $      1,567
                                                                     ============       ============
Supplemental disclosures of non-cash financing and investing activities:
common stock issued in purchase of subsidiaries ...............      $  2,975,861       $ 12,397,856
                                                                     ============       ============

                             See accompanying notes.

                     SIGNALSOFT CORPORATION AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(1)   BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

      (a)   Business and Basis of Presentation

      SignalSoft Corporation (the Company) is a Boulder, Colorado based developer of location-based software services for wireless intelligent networks. The Company operates in one business segment. The Company has three wholly owned subsidiary companies, Bfound.com Services Inc. (Bfound.com), located in Victoria, British Columbia, mobilePosition located in Kista, Sweden and SignalSoft Japan Kabushiki Kaisha located in Tokyo, Japan. All significant intercompany balances and transactions have been eliminated in consolidation.

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

      The accompanying unaudited financial information as of and for the three and six months ended June 30, 2000 and 2001 has been prepared in accordance with generally accepted accounting principles for interim financial information. All significant adjustments, consisting of only normal and recurring adjustments, that, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the three and six months ended June 30, 2000 and 2001 have been included. Operating results for the six months ending June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K.

      (b)   Revenue Recognition

      In accordance with the provisions of SOP 97-2, Software Revenue Recognition (SOP 97-2), as amended by Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions (SOP 98-9), the Company recognizes software license revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. In addition, SOP 97-2 requires that revenue recognized from software arrangements be allocated to each element of a multiple element arrangement based on the vendor specific objective evidence of fair value for each element. The Company records revenue from licensing fees as individual products are delivered and accepted by the customer. Revenue relating to separate maintenance and service contracts is recognized ratably over the service period. Professional services consulting fees are recognized as services are provided.

      (c)   Loss per Share

      Loss per share is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). Under SFAS No. 128, basic earnings (loss) per share (EPS) excludes dilution for potential common stock issuances and is computed by dividing earnings or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS are the same in 2000 and 2001, as all potential common stock instruments, consisting of common stock options and warrants and convertible preferred stock, are anti-dilutive.

      The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations (in thousands, except per share data):

                                                          THREE MONTHS ENDED                SIX MONTHS
                                                                JUNE 30,                     JUNE 30,
                                                       ------------------------       -----------------------
                                                         2000            2001           2000           2001
                                                       ---------       --------       --------       --------
Numerator:
  Net loss attributable to common stockholders....      $ (4,336)      $ (8,290)      $ (7,922)      $(12,898)

Denominator:
  Basic weighted average shares outstanding ......         7,388         24,184          6,916         23,865
  Dilutive effect of employee stock options ......            --             --             --             --
                                                        --------       --------       --------       --------

  Basic and diluted weighted average shares
    outstanding...................................         7,388         24,184          6,916         23,865

  Loss per share basic and diluted ...............      $  (0.59)      $  (0.34)      $  (1.15)      $  (0.54)


The number of antidilutive stock options (options whose exercise price is greater than the average SignalSoft stock price during the period) omitted from the computation of weighted average shares - diluted was 594,320 and 837,427 for the three and six months ended June 30, 2000 and 2001, respectively.

      (d)   Reclassifications

      Certain prior period amounts have been reclassified to conform to the 2001 financial statement presentation.


      (e)   New Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" which requires the use of the purchase method and eliminates the option of using the pooling-of-interests method of accounting for all business combinations. The provisions in this statement apply to all business combinations initiated after June 30, 2001, and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The Company does not believe the adoption of this statement will have a material impact on the Company's financial position, results of operations or cash flows.

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142) which requires that all intangible assets acquired, other that those acquired in a business combination, be initially recognized and measured based on the asset's fair value. The Company is required to adopt the provisions of FAS 142 effective January 1, 2002. Goodwill and certain identifiable intangible assets will not be amortized under SFAS 142, but instead will be reviewed for impairment at least annually in accordance with the provisions of this statement. Other identifiable intangibles will continue to be amortized over their useful lives. Management has not determined the potential impact that this statement will have on the Company's financial position, results of operations or cash flows.

(2)   INVESTMENTS

      The Company has invested proceeds from the initial public offering in varying types of debt securities. Contractual maturities vary from 91 days to no more than 5 years. The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of held-to-maturity securities by major security type and class of security at June 30, 2001 were as follows.


                                                           GROSS               GROSS
          AT JUNE 30, 2001             AMORTIZED        UNREALIZED          UNREALIZED        AGGREGATE
          HELD-TO-MATURITY               COST          HOLDING GAINS      HOLDING LOSSES      FAIR VALUE
          ----------------           ------------      -------------      --------------     ------------
          Corporate bonds ........     20,980,668      $     61,454       $         --       $ 21,042,122
          Government securities...     26,865,574            36,769                (71)        26,902,272
                                     ------------      ------------       ------------       ------------
                                     $ 47,846,242      $     98,223       $        (71)      $ 47,944,394
                                     ============      ============       ============       ============

Maturities of debt securities classified as held-to-maturity were as follows at June 30, 2001:


                   AT JUNE 30, 2001                                          AMORTIZED         AGGREGATE
                   HELD-TO-MATURITY                                            COSTS          FAIR VALUE
                   ----------------                                         ------------     ------------
                   Due greater than 90 days but less than 1 year........    $ 28,979,906     $ 29,023,339
                   Due after 1 years through 5 years....................      18,866,336       18,921,055
                                                                            ------------     ------------
                                                                            $ 47,846,242     $ 47,944,394
                                                                            ============     ============

      The Company did not sell any securities classified as held-to-maturity, nor did it realize any realized gains or losses on securities held-to-maturity for the three months or six months ended June 30, 2001.

      On December 21, 2000, the Company purchased an approximate 1.3% interest in Webraska Mobile Technologies, a French Limited Liability Company, for a cash payment of $1,863,650. The Company uses the cost method to account for this investment.

(3)   PURCHASE OF SUBSIDIARY

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

      Pursuant to the terms of a Share Purchase Agreement, on May 25, 2001 the Company acquired approximately 99% of all issued and outstanding capital stock of mobilePosition AB, ("mobilePosition") a corporation organized under the laws of Sweden. In consideration for the acquired shares of mobilePosition, the Company paid $1.0 million in cash and issued 1,510,662 shares of its Common Stock with a fair value of approximately $12.1 million to such former holders of the mobilePosition shares . In relation to the Share Purchase Agreement, the Company also agreed to reimburse mobilePosition for payments totaling $350,000 to certain of mobilePosition's employees as a result of the closing of the acquisition. Such payments will be made in four equal installments at the end of each of the next four quarters beginning June 30, 2001. As a result of the acquisition, the Company recorded approximately $14.9 million of intangible assets, representing primarily the technology, market presence and employee value provided by mobilePosition. The intangible assets will be amortized on a straight-line basis over the next five years.

      In August 2001, the Company acquired all remaining shares of mobilePosition. The consideration paid by the Company for such remaining acquisitions was 0.733 shares of the Company's Common Stock per share of mobilePosition, or an aggregate of approximately 19,351 shares of the Company's Common Stock for all remaining shares of mobilePosition.

      The pro forma results listed below are unaudited and reflect the impact of purchase price adjustments (in thousands, except per share data):

                                                                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                                   JUNE 30,                     JUNE 30,
                                                                           -----------------------      -------------------------
                                                                              2000           2001           2000           2001
                                                                           ---------      --------      ---------      ----------
     Total revenue:..................................................      $  3,216       $  3,800       $  4,888       $ 10,086
     Net loss attributed to common stockholders......................      $  6,977       $ (9,866)      $(11,826)      $(17,984)
     Basic and diluted loss per share................................      $  (0.97)      $  (0.39)      $  (1.54)      $  (0.76)

      MobilePosition is engaged in developing location based applications and technical solutions for location provisioning services to the wireless communications market. SignalSoft presently intends to have mobilePosition continue these business activities.

(4)   SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

      Revenue earned from significant customers for the three and six months ended June 30, 2000 and 2001, respectively, is as follows:

                                     THREE MONTHS ENDED               SIX MONTHS ENDED
                                          JUNE 30,                        JUNE 30,
                                ---------------------------    -------------------------------
                                    2000             2001            2000             2001
                                -----------    ------------    -------------    --------------
             Customer A                84%               --             56%               22%
             Customer B                 --               38%             --               29%
             Customer C                 --               12%             --               --
             Customer D                 --               17%             --               --
             Customer E                 --               12%             --               --
             Customer F                 --               --              20%              --



             Customer G               --                 --              --               12%


      At June 30, 2000 and 2001, receivables from these customers represented 81% and 48% and 80% and 39%, respectively, of trade accounts receivable.

      As of June 30, 2001, the Company has approximately $49 million and $23 million on deposit with two financial institutions.

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

      We were incorporated in Colorado in 1994 and reincorporated in Delaware in 1998. We have a limited operating history. From our inception until 1997, our efforts were primarily devoted to research and development, raising capital, recruiting personnel and establishing key industry partnerships. We generated total revenue of approximately $1.1 million in 1998, $2.0 million in 1999, $13.6 million in 2000 and $10.0 million for the six months ended June 30, 2001. We incurred net losses of approximately $4.5 million in 1998, $7.6 million in 1999, $13.2 million in 2000, and $12.9 million for the six months ended June 30, 2001. We expect that for the next few years our losses will continue on a quarterly basis. As of June 30, 2001, we had an accumulated deficit of $44.7 million.

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

      We introduced Wireless 911 in 1997. Three of the four largest wireless operators in the United States, based on the number of subscribers at the end of June 30, 2001, have licensed our Wireless 911 product. Actual deployment of the product has been slow. We believe this is due primarily to contractual and liability issues among carriers, local safety agencies and local exchange carriers. Following our launch of Wireless 911, we focused on our core strategy of developing mobile location services products that help wireless carriers differentiate their service offerings, build subscriber loyalty and generate additional revenue. We launched two products in 1998 -- local.info and Location Sensitive Billing. In addition, we opened our first international office in the United Kingdom, and began actively marketing our services to network operators in Europe. During 2001 we announced our Bfound product, the latest addition to our product line. Additionally, in May 2001 we announced our most recent acquisition, mobilePosition, a Sweden-based company that develops consumer-oriented mobile location-based applications for wireless network operators. This purchase brings us additional marketing and distribution relationships with major industry players and allows us to immediately provide an extended range of corporate and consumer applications to wireless network operators worldwide. We continued our strategy of establishing partnerships throughout the industry, expanding our selling and marketing efforts in Europe, Japan, Asia

      Pacific, Sweden, Australia and the United States and adding features to our products.

      Our limited operating history makes it difficult to forecast future operating results. Since our inception, we have continued to invest substantially in research and development, marketing, domestic and international sales channels, professional services and our operational and administrative infrastructure, resulting in losses and negative operating cash flows since our inception. We expect that for the next few years our losses will continue on a quarterly basis. Although our revenue has grown in recent quarters, our revenue may not increase at a rate sufficient to achieve and maintain profitability, if at all. Also, if our customers continue to purchase our products with perpetual licenses, then our revenue will continue to vary significantly from quarter to quarter. We anticipate that our operating expenses will increase for the foreseeable future as we expand our product development, sales and marketing, professional services and operational and administrative staff.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2001

      Revenue

      Total revenue increased $0.6 million, from approximately $3.2 million for the three months ended June 30, 2000 to approximately $3.8 million for the three months ended June 30, 2001. The increase in revenue during the three months ended June 30, 2001, resulted primarily from an increase in license fees associated with the sale of licenses for various products under our reseller agreements and the direct sale of our Wireless 911 products in the United States. The increase in related maintenance fees results primarily from deployment of our products by our resellers. During the three months ended June 30, 2001 approximately 38%, 17%, 12% and 12% of our revenue resulted from sales to Sprint, Orange UK, Compaq and AT&T Wireless respectively.

      License fees. License fee revenue increased $0.3 million, from approximately $2.8 million for the three months ended June 30, 2000 to $3.1 million for the three months ended June 30, 2001. The increase in license fee revenue during the three months ended June 30, 2001 resulted primarily from the sale of licenses for various products under our reseller agreements and the direct sale of our Wireless 911 products in the United States. The license fees for the three months ended June 30, 2000 were derived primarily from the direct sale of licenses for various products under our reseller agreements.

      Maintenance fees. Maintenance fee revenue increased approximately $18,000, from approximately $83,000 for the three months ended June 30, 2000 to approximately $101,000 for the three months ended June 30, 2001. The change in maintenance fee revenue is primarily due to the deployment of our products by our resellers.

      Professional services and other. Professional services and other revenue increased $0.3 million, from approximately $0.3 million for the three months ended June 30, 2000 to $0.6 million for the three months ended June 30, 2001. The increase resulted primarily from channel partner support services as they deploy SignalSoft products to their customer base.

      Cost  of Revenue

      Cost of revenue increased $0.7 million, from approximately $1.0 million for the three months ended June 30, 2000 to approximately $1.7 million for the three months ended June 30, 2001. The dollar increase in cost of sales was due primarily to the growth in operations personnel from 18 at June 30, 2000 to 48 at June 30, 2001, which accounted for approximately $0.3 million of the increase, and an increase of approximately $0.4 million relating to increased operations consulting and travel costs. As a percentage of total revenue, cost of revenue increased to 45% for the three months ended June 30, 2001 from 31% for the three months ended June 30, 2000. This increase resulted from greater revenue in 2000 to cover fixed costs.

      Selling, General and Administrative

      Selling, general and administrative costs increased $3.6 million, from approximately $2.9 million for the three months ended June 30, 2000 to approximately $6.5 million for the three months ended June 30, 2001. The change was due primarily to an increase in selling, general and administrative personnel from 57 as of June 30, 2000 to 110 as of June 30, 2001, which represented approximately $2.2 million in additional salary and benefits, an increase of $0.5 million in commission expense, an $0.4 increase in costs relating to the acquisition of mobilePosition, an increase of approximately $0.4 million in marketing and travel expenses.

      Research and Development

      Research and development expenses increased $1.3 million, from approximately $2.3 million for the three months ended June 30, 2000 to approximately $3.6 million for the three months ended June 30, 2001. The change in research and development costs was due primarily to an increase in research and development personnel from 52 as of June 30, 2000 to 96 as of June 30, 2001, which represented approximately $0.8 million of the change, an increase in consulting costs of approximately $0.1 million and an increase of approximately $0.4 million in operating costs resulting from benefits and office expense.

      Depreciation and Amortization

      Depreciation and amortization increased $0.5 million, from approximately $0.4 million for the three months ended June 30, 2000 to $0.9 million for the three months ended June 30, 2001. The increase was due primarily to an increase of approximately $0.3 million in the amortization of intangible assets during the three months ended June 30, 2001, resulting from the acquisition of mobilePosition completed in May 2001 and an increase in depreciation expense as a result of an increase in equipment and leasehold improvements from approximately $2.0 million at June 30, 2000 to approximately $4.8 million at June 30, 2001.

      Stock Option Compensation Expense

      Stock option compensation expense increased approximately $44,000, from approximately $249,000 for the three months ended June 30, 2000 to approximately $293,000 for the three months ended June 30, 2001. These costs relate to options granted in 1997, 1998, 1999 and 2000 under our stock option plans with exercise prices deemed to be at less than fair value of the common stock at the date of grant. Unrecognized compensation expense as of June 30, 2001 totaled approximately $2.6 million.

      Interest and Other Income, Net

      Other income increased $0.7 million, from approximately $0.2 million for the three months ended June 30, 2000 to approximately $0.9 million for the three months ended June 30, 2001. The increase results primarily from interest income derived from higher cash and cash equivalents and investment balances resulting from proceeds from our private placement in January 2000, and net proceeds of approximately $78.9 million received upon the completion of our initial public offering in August 2000.


SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2001

      Revenue

      Total revenue increased $5.2 million, from approximately $4.8 million for the six months ended June 30, 2000 to approximately $10.0 million for the six months ended June 30, 2001. The increase in revenue during the six months ended June 30, 2001, resulted primarily from an increase in license fees associated with the sale of licenses for various products under our reseller agreements and the direct sale of our Wireless 911, Location Manager, and local.info products. The increase in related maintenance fees results primarily from deployment of our products. During the six months ended June 30, 2001, approximately 22%, 12% and 29%, respectively, of our revenue resulted from sales to Lucent Technologies, Inc., Siemens, and Sprint.

      License fees. License fee revenue increased $5.1 million, from approximately $3.5 million for the six months ended June 30, 2000 to approximately $8.6 million for the six months ended June 30, 2001. The increase in license fee revenue during the six months ended June 30, 2001 resulted primarily from the sale of licenses for various products under our reseller agreements and the direct sale of our Wireless 911 products in the United States. The license fees for the six months ended June 30, 2000 were derived primarily from the direct sale of our local.info product line and sale of licenses for various products under our reseller agreements.

      Maintenance fees. Maintenance fee revenue increased $131,000, from approximately $151,000 for the six months ended June 30, 2000 to approximately $282,000 for the six months ended June 30, 2001. The change in maintenance fee revenue is due to the deployment of our products.

      Professional services and other. Professional services and other revenue decreased approximately $32,000, from approximately $1.138 million for the six months ended June 30, 2000 to approximately $1.106 million for the six months ended June 30, 2001. The decrease resulted primarily from our channel partners becoming more self-sufficient as they deploy SignalSoft products to their customer base.

     Cost of Revenue

      Cost of revenue increased $1.8 million, from approximately $1.6 million for the six months ended June 30, 2000 to approximately $3.4 million for the six months ended June 30, 2001. The dollar increase in cost of sales was due primarily to the growth in operations personnel from 24 at June 30, 2000 to 48 at June 30, 2001, which accounted for approximately $1.0 million in additional salary and benefits of the increase, an increase of approximately $0.2 million relating to increased operations consulting and travel costs, and an increase of approximately $0.6 million resulting from the cost of third party products associated with the sale of our products. As a percentage of total revenue, cost of revenue increased to 34% for the six months ended June 30, 2001 from 33% for the six months ended June 30, 2000. This increase resulted from greater revenue in 2000 to cover fixed costs.

      Selling, General and Administrative

      Selling, general and administrative costs increased $8.0 million, from approximately $4.9 million for the six months ended June 30, 2000 to approximately $12.9 million for the six months ended June 30, 2001. The change was due primarily to an increase in selling, general and administrative personnel from 46 as of June 30, 2000 to 110 as of June 30, 2001, which represented approximately $4.0 million of additional salary and benefits expense, an increase of $2.0 million in commission expense, an increase of approximately $0.4 million associated with the acquisition of mobilePosition, an increase of approximately $0.5 million in travel and approximately $1.1 million in marketing expenses.

      Research and Development

      Research and development expenses increased $2.5 million, from approximately $4.1 million for the six months ended June 30, 2000 to approximately $6.6 million for the six months ended June 30, 2001. The change in research and development costs was due primarily to an increase in research and development personnel from 54 as of June 30, 2000 to 96 as of June 30, 2001, which represented approximately $2.4 million of the change in additional salary and benefit expense and an increase of approximately $0.1 million in travel costs.

     Depreciation and Amortization

      Depreciation and amortization increased $1.1 million, from approximately $0.4 million for the six months ended June 30, 2000 to approximately $1.5 million for the six months ended June 30, 2001. The increase was due primarily to an increase of approximately $0.6 million in the amortization of intangible assets during the six months ended June 30, 2001, resulting from the acquisition of mobilePosition completed in May 2001, and an increase in depreciation expense increased as a result of an increase in equipment and leasehold improvements from approximately $2.0 million at June 30, 2000 to approximately $4.8 million at June 30, 2001.

      Stock Option Compensation Expense

      Stock option compensation expense increased approximately $0.2 million, from approximately $0.4 million for the six months ended June 30, 2000 to approximately $0.6 million for the six months ended June 30, 2001. These costs relate to options granted in 1997, 1998, 1999 and 2000 under our stock option plans with exercise prices deemed to be at less than fair value of the common stock at the date of grant. Unrecognized compensation expense as of June 30, 2001 totaled approximately $2.6 million.

      Interest and Other Income, Net

      Other income increased $1.5 million, from approximately $0.6 million for the six months ended June 30, 2000 to approximately $2.1 million for the six months ended June 30, 2001. The increase results primarily from interest income derived from higher cash and cash equivalents and investment balances resulting from proceeds from our private placement in January 2000, and net proceeds of approximately $78.9 million received upon the completion of our initial public offering in August 2000.


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

      During the six months ended June 30, 2001, cash and cash equivalents decreased $34.2 million from approximately $58.4 million at December 31, 2000 to approximately $24.2 million at June 30, 2001. This decrease resulted from cash used by investing activities of $25.0 million and by cash used in operating activities of $9.2 million.

      Net cash used in operating activities of $9.2 million during the six months ended June 30, 2001 resulted primarily from the net operating loss, which reflects our continued investment in growth, cash expenditures for prepaid expenses and other assets, decrease of deferred revenue and accrued expenses. This cash usage is offset by the change in accounts receivable.

      Net cash used by investing activities of $25.0 million for the six months ending June 30, 2001, resulted primarily from a $21.0 million investment in short and long-term securities, and capital expenditures of $2.0 million expended in our expansion efforts and increased personnel from 200 at December 31, 2000, to 254 at June 30, 2001. As of June 30, 2001, we had cash, cash equivalents, and marketable short-term and long-term investments of $72.0 million.

      Net cash provided by financing activities of $53,000 for the six months ended June 30, 2001 resulted primarily from proceeds of approximately $80,000 received from the exercise of stock options, offset by principal payments on capital lease obligations of $27,000.

      As of June 30, 2001, our principal commitments consisted of obligations outstanding under operating leases and a capitalized lease. In addition, we have a revolving line of credit agreement providing for borrowings up to $0.4 million through April 2002. No borrowings were outstanding under this line of credit as of June 30, 2001. We anticipate an increase in capital expenditures and lease commitments consistent with our future growth and expansion plans.

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

      Based on our limited operating experience, we do expect some degree of seasonality in our sales. Such seasonality, if any, we would expect to be minimal and would be realized in the third and fourth quarter during the year. Additionally, we do not expect that inflation will have a material effect on our results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The following discusses our exposure to market risk related to changes in interest rates and foreign currency exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in the Risk Factors section of the Company's Annual Report on Form 10-K for the year ended December 31, 2000. As of June 30, 2001, we had short-term investments of $29.0 million and long-term investments of $18.9 million. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rates by 10% from the June 30, 2001 rates would cause the fair value of these investments to change by an insignificant amount. We have the ability to hold these investments until maturity, and therefore we do not expect the value of these investments to be affected to any significant degree by the effect of a change in market interest rates. Declines in interest rates over time would, however, reduce our interest income.

      During the six months ended June 30, 2001, approximately 27% of our revenue resulted from sales outside the United States, predominantly in Europe. Fluctuations in the value of foreign currencies relative to the United States dollar could cause us to incur currency exchange losses. We expect that as a result of our partner sales channel strategy that we will be paid in United States dollars for the majority of our international sales. However, to the extent our international revenue increases and we are paid in currency other than United States dollars, we will be exposed to greater foreign currency exchange risk. We have experienced some fluctuation in the value of payments made to us in currencies other than United States dollars. Although these fluctuations have not materially affected our financial results, these types of fluctuations subject us to potential foreign currency gains and losses that may have a material effect on our financial results in the future. Additionally, we do not maintain significant asset or cash account balances in currencies other than the United States dollar. Therefore, we do not believe that we currently have any significant direct foreign currency exchange rate risk.

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

      During the six months ended June 30, 2001, net proceeds from the initial public offering were utilized primarily for research and development activities, general corporate activities, acquisitions and capital expenditures. The actual amount of net proceeds we spend on a particular use will depend on many factors, including our future revenue growth; additional financing sources, if any, availability and desirability of acquisition candidates; the amount of expenditures required for other uses; and the amount of cash generated or used by our operations. Many of these factors are beyond our control. Therefore, our management has broad discretion in the use of the net proceeds. Until we use the net proceeds of the offering as described above, we intend to continue to invest the majority of net proceeds in investment grade marketable securities and limited funds in longer term investment grade securities.

      During the three and six months ended June 30, 2001, we issued
148,390 and 207,390, respectively, shares of common stock upon the exercise of employee stock options granted under the Company's 1995 Non-Qualified Stock Option Plan resulting in total proceeds of $80,000.

      During the three and six months ended June 30, 2001, in connection with the purchase of mobilePosition, we issued 1,510,662 shares of our Common Stock pursuant to Regulation S promulgated under the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

ITEM 5. OTHER INFORMATION

      Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            None.

      (b)   Reports on Form 8-K

            On May 29, 2001, the Company filed a report on Form 8-K reporting the acquisition of mobilePosition AB, a corporation organized under Swedish Laws, on May 25, 2001.

            On August 2, 2001, the Company filed a report on Form 8-K disclosing that no financial statements were required to be filed in connection with the mobilePosition acquisition and clarifying the revenue effect of a contract discussed during its webcast conference call on July 25, 2001.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SIGNALSOFT CORPORATION

                                         By    /s/ ANDREW M. MURRAY
                                           -------------------------------------
                                                     Andrew M. Murray
                                           Senior Vice President of Finance and
                                                  Chief Financial Officer

Date: August 13, 2001