Form 10-Q
period 2001-09-30
SIGNALSOFT CORP
filed 2001-11-13
CIK 1103354

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of November 8, 2001, there were 25,190,778 shares of $0.001 par value Common Stock outstanding.

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

          Unaudited Condensed Consolidated Balance Sheets at December 31, 2000 and
          September 30, 2001................................................................... 3

          Unaudited Condensed Consolidated Statements of Operations and Comprehensive
          Loss for the three and nine months ended September 30, 2000 and 2001................. 4

          Unaudited Condensed Consolidated Statements of Cash Flows for the nine months
          Ended September 30, 2000 and 2001.................................................... 5

          Notes to Unaudited Condensed Consolidated Financial Statements....................... 6

Item 2.   Management's Discussion and Analysis of Condition and Results of Operations.......... 9

Item 3.   Quantitative and Qualitative Disclosures about Market Risk...........................14

PART II - OTHER INFORMATION....................................................................15

Item 1.   Legal Proceedings....................................................................15

Item 2.   Change in Securities and Use of Proceeds.............................................15

Item 3.   Defaults Upon Senior Securities......................................................15

Item 4.   Submission of Matters to a Vote of Security Holders..................................15

Item 5.   Other Information....................................................................15

Item 6.   Exhibits and Reports on Form 8-K.....................................................16

SIGNATURES.....................................................................................17

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     SIGNALSOFT CORPORATION AND SUBSIDIARIES

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              DECEMBER 31,      SEPTEMBER 30,
                                                                                 2000               2001
                                                                             -------------      -------------
                                       ASSETS
Current assets:
 Cash and cash equivalents .............................................     $  58,374,899      $  32,190,016
 Trade accounts receivable, net ........................................         7,964,648          5,749,631
 Prepaid expenses and other ............................................         1,307,509          2,196,131
 Short-term investments, held to maturity ..............................        18,072,154         24,552,023
                                                                             -------------      -------------
         Total current assets ..........................................        85,719,210         64,687,801

Equipment and leasehold improvements, net ..............................         3,579,067          5,517,840
Intangible and other assets, net .......................................         3,838,969         17,256,410
Restricted cash ........................................................                --            610,739
Investment, at cost ....................................................         1,863,650          1,863,650
Long-term investments, held to maturity ................................         8,869,788          6,079,452
                                                                             -------------      -------------
         Total assets ..................................................     $ 103,870,684      $  96,015,892
                                                                             =============      =============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Capital lease obligation ..............................................     $      26,589      $          --
 Trade accounts payable ................................................           872,151            778,045
 Accrued compensation payable ..........................................         1,924,942          2,836,902
 Other accrued expenses ................................................           931,618          1,333,680
 Deferred revenue ......................................................         1,340,244            138,561
                                                                             -------------      -------------
         Total current liabilities .....................................         5,095,544          5,087,188

Stockholders' equity:
 Preferred stock, par value $.001, 10,000,000 shares authorized, none
    issued .............................................................                --                 --
 Common stock, par value $.001, 65,000,000 shares
    authorized, 23,509,765 and 25,190,778 shares
    issued and outstanding  in 2000 and 2001, respectively .............            23,510             25,191
 Additional paid-in capital ............................................       133,782,219        146,447,781
 Deferred stock option compensation ....................................        (3,222,919)        (2,382,311)
 Accumulated deficit ...................................................       (31,732,358)       (52,951,963)
 Treasury shares, at cost (5,370 shares, par value $.001) ..............           (28,622)           (28,622)
 Accumulated other comprehensive loss ..................................           (46,690)          (181,372)
                                                                             -------------      -------------
         Total stockholders' equity ....................................        98,775,140         90,928,704
                                                                             -------------      -------------
         Total liabilities and stockholders' equity ....................     $ 103,870,684      $  96,015,892
                                                                             =============      =============

                             See accompanying notes.

                     SIGNALSOFT CORPORATION AND SUBSIDIARIES

                 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

                        OPERATIONS AND COMPREHENSIVE LOSS

                                                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                                SEPTEMBER 30,                 SEPTEMBER 30,
                                                                        ---------------------------   ---------------------------
                                                                            2000           2001           2000           2001
                                                                        ------------   ------------   ------------   ------------
Revenue:
  License fees ........................................................ $  2,869,732   $  3,692,409   $  6,406,793   $ 12,309,232
  Maintenance fees ....................................................       84,453        108,525        235,854        390,612
  Professional services and other .....................................      871,462        694,984      2,009,317      1,801,296
                                                                        ------------   ------------   ------------   ------------
          Total revenue ...............................................    3,825,647      4,495,918      8,651,964     14,501,140

Cost of revenue (exclusive of stock option compensation expense of $45,269 and $38,232 and $107,338 and $125,795 for the three
  and nine months ended September 30, 2000 and 2001, respectively).....    1,053,889      2,002,394      2,669,220      5,393,660
                                                                        ------------   ------------   ------------   ------------
          Gross profit ................................................    2,771,758      2,493,524      5,982,744      9,107,480

Operating expenses:
Selling, general and administrative (exclusive of stock option compensation expense of $167,733 and $150,365 and $374,425 and $494,742 for the three and nine months ended September 30,
  2000 and 2001, respectively) ........................................    3,434,274      5,667,340      8,352,268     18,595,969
Research and development (exclusive of stock option
  compensation expense of $79,561 and $66,885 and $176,740
  and $220,071 for the three and nine months ended September 30, 2000
  and 2001, respectively) .............................................    2,593,278      4,037,426      6,729,728     10,613,840
Depreciation and amortization .........................................      504,459      1,519,935        957,089      3,042,443
Stock option compensation expense .....................................      292,563        255,482        658,503        840,608
                                                                        ------------   ------------   ------------   ------------
          Total operating expenses ....................................    6,824,574     11,480,183     16,697,588     33,092,860
                                                                        ------------   ------------   ------------   ------------
          Loss from operations ........................................   (4,052,816)    (8,986,659)   (10,714,844)   (23,985,380)
Interest and other income, net ........................................    1,012,651        665,172      1,593,237      2,765,775
                                                                        ------------   ------------   ------------   ------------
              Loss before minority interest ...........................   (3,040,165)    (8,321,487)    (9,121,607)   (21,219,605)
Minority interest in loss of subsidiary ...............................           --             --         50,453             --
                                                                        ------------   ------------   ------------   ------------
              Net loss ................................................   (3,040,165)    (8,321,487)    (9,071,154)   (21,219,605)
Preferred stock dividend requirement and accretion of mandatory redeemable convertible preferred stock to redemption
  value ...............................................................     (369,020)            --     (2,260,225)            --
                                                                        ------------   ------------   ------------   ------------
          Net loss attributable to common stockholders ................ $ (3,415,972)  $ (8,321,487)  $(11,344,940)  $(21,219,605)
                                                                        ============   ============   ============   ============
Loss per share -- basic and diluted ................................... $      (0.20)  $      (0.33)  $      (1.09)  $      (0.87)
                                                                        ============   ============   ============   ============
Weighted average number of common shares outstanding--
   basic and diluted ..................................................   17,292,201     25,183,239     10,412,684     24,308,985
                                                                        ============   ============   ============   ============
Other comprehensive loss -- foreign currency translation
  adjustment ..........................................................       (6,787)       (83,739)       (13,561)      (134,682)
                                                                        ------------   ------------   ------------   ------------
          Comprehensive loss .......................................... $ (3,046,952)  $ (8,405,226)  $ (9,084,715)  $(21,354,287)
                                                                        ============   ============   ============   ============

                             See accompanying notes.

                     SIGNALSOFT CORPORATION AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                  NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                           ------------------------------
                                                                               2000              2001
                                                                           ------------      ------------
Cash flows from operating activities:
  Net loss ...........................................................     $ (9,071,154)     $(21,219,605)
  Adjustments to reconcile net loss to net cash used by
    operating activities:
    Depreciation and amortization ....................................        1,017,239         3,193,067
    Compensation expense related to issuance of
      common stock options ...........................................          658,503           840,608
    Minority interest in loss of subsidiary ..........................          (50,453)               --
    Changes in operating assets and liabilities:
      Trade accounts receivable ......................................       (5,006,466)        2,220,027
      Prepaid expenses and other .....................................         (610,038)       (1,142,078)
      Trade accounts payable .........................................         (986,941)         (532,846)
      Accrued expenses ...............................................        1,202,895           568,184
      Deferred revenue ...............................................          865,968        (1,201,683)
      Other, net .....................................................          (41,455)               --
                                                                           ------------      ------------
         Net cash used by operating activities .......................      (12,021,902)      (17,274,326)
                                                                           ------------      ------------
Cash flows from investing activities:
  Additions to equipment and leasehold improvements ..................       (2,755,962)       (3,418,644)
  Cash paid for short-term and long-term securities, net .............               --        (3,689,533)
  Acquisition costs ..................................................         (301,865)               --
  Cash paid in purchase of wholly owned subsidiary, net of cash
   acquired ..........................................................       (1,347,039)       (1,862,035)
                                                                           ------------      ------------
         Net cash used by investing activities .......................       (4,404,866)       (8,970,212)
                                                                           ------------      ------------
Cash flows from financing activities:
  Purchase of treasury stock .........................................          (28,622)               --
  Proceeds from exercise of warrants .................................           10,922                --
  Proceeds from exercise of stock options ............................          103,312           109,903
  Proceeds from initial public offering, net of offering costs of
    $7.1 million .....................................................       78,905,917                --
  Proceeds from issuance of mandatorily redeemable,
    convertible preferred stock ......................................       12,122,295                --
  Repayment of stockholder loans .....................................          109,103                --
  Stock offering cost ................................................               --           (23,659)
  Principal payments on debt and capital lease
    obligations ......................................................          (76,158)          (26,589)
                                                                           ------------      ------------
         Net cash provided by financing activities ...................       91,146,769            59,655
                                                                           ------------      ------------
Net increase (decrease) in cash and cash equivalents .................       74,720,001       (26,184,883)
Cash and cash equivalents at beginning of period .....................       18,051,349        58,374,899
                                                                           ------------      ------------
Cash and cash equivalents at end of period ...........................     $ 92,771,350      $ 32,190,016
                                                                           ============      ============
Supplemental disclosures of cash flow from operations:
  cash paid for interest .............................................     $      9,593      $      2,027
                                                                           ============      ============
Supplemental disclosures of non-cash financing and
  investing activities:
Conversion of mandatorily redeemable, convertible preferred stock
    to common stock ..................................................     $ 46,587,639                --
                                                                           ============      ============
Common stock issued in purchase of subsidiary ........................     $  2,975,861      $ 12,579,487
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

     The accompanying unaudited financial information as of and for the three and nine months ended September 30, 2000 and 2001 has been prepared in accordance with generally accepted accounting principles for interim financial information. All significant adjustments, consisting of only normal and recurring adjustments, that, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the three and nine months ended September 30, 2000 and 2001 have been included. Operating results for the nine months ending September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K.

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

     The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations (in thousands, except per share data):

                                                     THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                        SEPTEMBER 30,                     SEPTEMBER 30,
                                                  -------------------------         -------------------------
                                                    2000             2001             2000             2001
                                                  --------         --------         --------         --------
Numerator:
  Net loss attributable to common
  stockholders ...........................        $ (3,416)        $ (8,321)        $(11,345)        $(21,220)

Denominator:
  Historical common shares outstanding for
  basic and diluted loss per share at
  beginning of period ....................           7,440           25,148            6,394           23,510
  Weighted average number of common
  equivalent shares issued during
  the period .............................           9,852               35            4,019              799
                                                  --------         --------         --------         --------
  Denominator for basic and diluted
  loss per share - weighted average
  shares .................................          17,292           25,183           10,413           24,309


  Loss per share -- basic and diluted ....        $  (0.20)        $  (0.33)        $  (1.09)        $  (0.87)

The number of antidilutive stock options (options whose exercise price is greater than the average SignalSoft stock price during the period) omitted from the computation of weighted average shares - diluted was approximately
0.7 million and 0.9 million for both the three and nine months ended
September 30, 2000 and 2001, respectively.

     (d) Reclassifications

     Certain prior period amounts have been reclassified to conform to the 2001 financial statement presentation.


(2) INVESTMENTS

     The Company has invested proceeds from the initial public offering in varying types of debt securities. Contractual maturities vary from 91 days to no more than 5 years. The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of held-to-maturity securities by major security type and class of security at September 30, 2001 were as follows.

                                                    GROSS              GROSS
AT SEPTEMBER 30, 2001            AMORTIZED       UNREALIZED         UNREALIZED          AGGREGATE
HELD-TO-MATURITY                   COST         HOLDING GAINS     HOLDING LOSSES        FAIR VALUE
---------------------          ------------     -------------     --------------       ------------
Commercial paper ........      $  2,971,817      $      9,913       $         --       $  2,981,730
Corporate bonds .........         6,572,070            55,552                 --          6,627,622
Government securities ...        21,087,588            95,134             (1,326)        21,181,396
                               ------------      ------------       ------------       ------------
                               $ 30,631,475      $    160,599       $     (1,326)      $ 30,790,748
                               ============      ============       ============       ============

Maturities of debt securities classified as held-to-maturity were as follows at September 30, 2001:

AT SEPTEMBER 30, 2001                                    AMORTIZED        AGGREGATE
HELD-TO-MATURITY                                           COSTS         FAIR VALUE
---------------------                                   -----------      -----------
Due greater than 90 days but less than 1 year ....      $24,552,023      $24,645,146
Due after 1 years through 5 years ................        6,079,452        6,145,602
                                                        -----------      -----------
                                                        $30,631,475      $30,790,748
                                                        ===========      ===========

     The Company did not sell any securities classified as held-to-maturity, nor did it realize any realized gains or losses on securities held-to-maturity for the three months or nine months ended September 30, 2001.

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

     Pursuant to the terms of a Share Purchase Agreement, on May 25, 2001 the Company acquired approximately 99% of all issued and outstanding capital stock of mobilePosition AB, ("mobilePosition") a corporation organized under the laws of Sweden. In consideration for the acquired shares of mobilePosition, the Company paid $1.0 million in cash and issued 1,510,662 shares of its Common Stock with a fair value of approximately $12.4 million to such former holders of the mobilePosition shares. In relation to the Share Purchase Agreement, the Company also agreed to reimburse mobilePosition for payments totaling $350,000 to certain of mobilePosition's employees as a result of the closing of the acquisition. Such payments will be made in four equal installments at the end of each of the next four quarters beginning June 30, 2001. As a result of the acquisition, the Company recorded approximately $14.9 million of intangible assets, representing primarily the technology, market presence and employee value provided by mobilePosition. The intangible assets are being amortized on a straight-line basis over the next five years.

     Effective July 2001, the Company issued stock for the remaining 1% of mobilePosition common stock for consideration of 19,351 shares, with a fair value of approximately $182,000, of the Company's Common Stock.

     The pro forma results listed below are unaudited and reflect the impact of purchase price adjustments (in thousands, except per share data):

                                                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                 SEPTEMBER 30,
                                                                  -----------------------       -----------------------
                                                                    2000           2001           2000           2001
                                                                  --------       --------       --------       --------
          Total revenue ....................................      $  3,947       $  4,496       $  8,839       $ 14,581
          Net loss attributed to common stockholders .......      $ (5,649)      $ (8,321)      $(16,416)      $(26,268)
          Basic and diluted loss per share .................      $  (0.30)      $  (0.33)      $  (1.38)      $  (1.05)

     MobilePosition is engaged in developing location based applications and technical solutions for location provisioning services to the wireless communications market. SignalSoft presently intends to have mobilePosition continue these business activities.

(4) SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

     Revenue earned from significant customers for the three and nine months ended September 30, 2000 and 2001, respectively, is as follows:

                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                                SEPTEMBER 30,                 SEPTEMBER 30,
                                          -----------------------       -----------------------
                                            2000           2001           2000           2001
                                          --------       --------       --------       --------
                  Customer A                 20%            --             40%            15%
                  Customer B                 17%            --              9%            --
                  Customer C                 --             32%            --             30%
                  Customer D                 24%            --             11%            --
                  Customer E                 29%            51%            14%            24%
                  Customer F                  4%            --             13%            --

     At September 30, 2000 and 2001, receivables from these customers represented 92% and 64%, respectively, of accounts receivable.

     As of September 30, 2001, the Company has approximately $37 million and $25 million on deposit with two financial institutions.

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

     We were incorporated in Colorado in 1994 and reincorporated in Delaware in 1998. We have a limited operating history. From our inception until 1997, our efforts were primarily devoted to research and development, raising capital, recruiting personnel and establishing key industry partnerships. We generated total revenue of approximately $1.1 million in 1998, $2.0 million in 1999, $13.6 million in 2000 and $14.5 million for the nine months ended September 30, 2001. We incurred net losses of approximately $4.5 million in 1998, $7.6 million in 1999, $13.2 million in 2000, and $21.2 million for the nine months ended September 30, 2001. We expect that for the next two to three years our losses will continue on a quarterly basis. As of September 30, 2001, we had an accumulated deficit of $53.0 million.

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

     We introduced Wireless 911 in 1997. Three of the four largest wireless operators in the United States, based on the number of subscribers at the end of September 30, 2001, have licensed our Wireless 911 product. Actual deployment of the product has been slow. We believe this is due primarily to contractual and liability issues among carriers, local safety agencies and local exchange carriers. Following our launch of Wireless 911, we focused on our core strategy of developing mobile location services products that help wireless carriers differentiate their service offerings, build subscriber loyalty and generate additional revenue. We launched two products in 1998 -- local.info and Location Sensitive Billing. In addition, we opened our first international office in the United Kingdom, and began actively marketing our services to network operators in Europe. During 2001 we announced our Bfound product, the latest addition to our product line. Additionally, in May 2001 we announced our most recent acquisition, mobilePosition, a Sweden-based company that develops consumer-oriented mobile location-based applications for wireless network operators. This purchase brings us additional marketing and distribution relationships with major industry players and allows us to immediately provide an extended range of corporate and consumer applications to wireless network operators worldwide. We also continue our strategy of establishing partnerships throughout the industry, expanding our selling and marketing efforts in Europe, Japan, Asia Pacific, Sweden, Australia and the United States and adding features to our products.

     Our limited operating history makes it difficult to forecast future operating results. Since our inception, we have continued to invest substantially in research and development, marketing, domestic and international sales channels, professional services and our operational and administrative infrastructure, resulting in losses and negative operating cash flows since our inception. We expect that for the next two to three years our losses will continue on a quarterly basis. Although our revenue has grown in recent quarters, our revenue may not increase at a rate sufficient to achieve and maintain profitability, if at all. Also, if our customers continue to purchase our products with perpetual licenses, then our revenue will continue to vary significantly from quarter to quarter. We anticipate that our operating expenses may increase for the foreseeable future as we expand our product development, sales and marketing, professional services and operational and administrative staff.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2001

     Revenue

     Total revenue increased $0.7 million, from approximately $3.8 million for the three months ended September 30, 2000 to approximately $4.5 million for the three months ended September 30, 2001. The increase in revenue during the three months ended September 30, 2001, resulted primarily from an increase in license fees associated with the sale of licenses for various products under our reseller agreements and the direct sale of our Wireless 911 products in the United States. The increase in related maintenance fees results primarily from deployment of our products by our resellers. During the three months ended September 30, 2001 approximately 51% and 32% of our revenue resulted from sales to Siemens and Sprint, respectively.

     License fees. License fee revenue increased $0.8 million, from approximately $2.9 million for the three months ended September 30, 2000 to approximately $3.7 million for the three months ended September 30, 2001. The increase in license fee revenue during the three months ended September 30, 2001 resulted primarily from the sale of licenses for various products under our reseller agreements and the direct sale of our Wireless 911 products in the United States.

     Maintenance fees. Maintenance fee revenue increased approximately $24,000, from approximately $84,000 for the three months ended September 30, 2000 to approximately $108,000 for the three months ended September 30, 2001. The change in maintenance fee revenue is primarily due to the resale and deployment of our products by our resellers.

     Professional services and other. Professional services and other revenue decreased approximately $176,000, from approximately $871,000 for the three months ended September 30, 2000 to $695,000 for the three months ended September 30, 2001. The decrease resulted primarily from our channel partners becoming more self-sufficient as they deploy SignalSoft products to their customer base.

     Cost of Revenue

     Cost of revenue increased $1.0 million, from approximately $1.0 million for the three months ended September 30, 2000 to approximately $2.0 million for the three months ended September 30, 2001. The dollar increase in cost of sales was due primarily to the growth in operations personnel from 25 at September 30, 2000 to 51 at September 30, 2001. Exclusive of additional salaries and benefits associated with mobilePosition, this accounted for approximately $0.5 million of the increase. In addition, cost of revenue increased by approximately $0.3 million as a result of costs associated with the acquisition of mobilePosition completed in May 2001, an increase of approximately $0.1 million relating to operations consulting and approximately $0.1 million resulting from the cost of third party products associated with the sale of our products. As a percentage of total revenue, cost of revenue increased to 45% for the three months ended September 30, 2001 from 28% for the three months ended September 30, 2000. This increase resulted from greater revenue in 2000 relative to fixed costs.

     Selling, General and Administrative

     Selling, general and administrative costs increased $2.3 million, from approximately $3.4 million for the three months ended September 30, 2000 to approximately $5.7 million for the three months ended September 30, 2001. The change was due primarily to an increase in selling, general and administrative personnel from 73 as of September 30, 2000 to 109 as of September 30, 2001. Exclusive of additional salaries and benefits associated with mobilePosition, this accounted for approximately $0.5 million of the increase. In addition, selling, general and administrative expenses increased by approximately $0.6 million as a result of costs associated with the acquisition of mobilePosition completed in May 2001, an increase of approximately $0.6 million in bad debt expense and an increase of approximately $0.6 million in administrative and travel expenses in 2001 resulting from the Company's continued expansion.

     Research and Development

     Research and development expenses increased $1.4 million, from approximately $2.6 million for the three months ended September 30, 2000 to approximately $4.0 million for the three months ended September 30, 2001. The change in research and development costs was due primarily to an increase in research and development personnel from 72 as of September 30, 2000 to 100 as of September 30, 2001. Exclusive of additional salaries and benefits associated with mobilePosition, this accounted for approximately $0.3 million of the increase. In addition, research and development increased by approximately $0.5 million as a result of costs associated with the acquisition of mobilePosition completed in May 2001, an increase in consulting costs of approximately $0.4 million attributable primarily to the implementation of an improved product development process and an increase of approximately $0.2 million in operating costs resulting from facilities expansion.

     Depreciation and Amortization

     Depreciation and amortization increased $1.0 million, from approximately $0.5 million for the three months ended September 30, 2000 to approximately $1.5 million for the three months ended September 30, 2001. The increase was due primarily to an increase of approximately $0.7 million in the amortization of intangible assets during the three months ended September 30, 2001, resulting from the acquisition of mobilePosition and an increase of approximately $0.3 million in depreciation expense as a result of an increase in equipment and leasehold improvements from approximately $3.0 million at September 30, 2000 to approximately $8.4 million at September 30, 2001.

     Stock Option Compensation Expense

     Stock option compensation expense decreased approximately $37,000, from approximately $293,000 for the three months ended September 30, 2000 to approximately $256,000 for the three months ended September 30, 2001. These costs relate to options granted in 1997, 1998, 1999 and 2000 under our stock option plans with exercise prices deemed to be at less than fair value of the common stock at the date of grant. Unrecognized compensation expense as of September 30, 2001 totaled approximately $2.4 million.

     Interest and Other Income, Net

     Other income decreased $0.3 million, from approximately $1.0 million for the three months ended September 30, 2000 to approximately $0.7 million for the three months ended September 30, 2001. The decrease results primarily from interest income derived from generally lower interest rates and cash equivalents and investment balances resulting from cash used in the operations of the business.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2001

     Revenue

     Total revenue increased $5.8 million, from approximately $8.7 million for the nine months ended September 30, 2000 to approximately $14.5 million for the nine months ended September 30, 2001. The increase in revenue during the nine months ended September 30, 2001, resulted primarily from an increase in license fees associated with the sale of licenses for various products under our reseller agreements and the direct sale of our Wireless 911, Location Manager, and local.info products. The increase in related maintenance fees results primarily from deployment of our products. During the nine months ended September 30, 2001, approximately 30%, 24% and 15%, respectively, of our revenue resulted from sales to Sprint, Siemens, and Lucent Technologies, Inc..

     License fees. License fee revenue increased $5.9 million, from approximately $6.4 million for the nine months ended September 30, 2000 to approximately $12.3 million for the nine months ended September 30, 2001. The increase in license fee revenue during the nine months ended September 30, 2001 resulted primarily from the sale of licenses for various products under our reseller agreements and the direct sale of our Wireless 911, Location Manager and local.info products. The license fees for the nine months ended September 30, 2000 were derived primarily from the sale of licenses for various products under our reseller agreements.

     Maintenance fees. Maintenance fee revenue increased approximately $0.1 million, from approximately $0.3 million for the nine months ended September 30, 2000 to approximately $0.4 million for the nine months ended September 30, 2001. The increase in maintenance fee revenue is due primarily to the deployment of our products.

     Professional services and other. Professional services and other revenue decreased approximately $0.2 million, from approximately $2.0 million for the nine months ended September 30, 2000 to approximately $1.8 million for the nine months ended September 30, 2001. The decrease resulted primarily from our channel partners becoming more self-sufficient as they deploy SignalSoft products to their customer base.

     Cost of Revenue

     Cost of revenue increased $2.7 million, from approximately $2.7 million for the nine months ended September 30, 2000 to approximately $5.4 million for the nine months ended September 30, 2001. The dollar increase in cost of sales was due primarily to the growth in operations personnel from 25 at September 30, 2000 to 51 at September 30, 2001. Exclusive of additional salaries and benefits associated with mobilePosition, this accounted for approximately $1.4 million of the increase. In addition, cost of revenue increased by approximately $0.4 million as a result of costs associated with the acquisition of mobilePosition completed in May 2001, an increase of approximately $0.4 million relating to increased operations consulting, an increase of approximately $0.4 million resulting from the cost of third party products associated with the sale of our products and approximately $0.1 million in increased travel costs. As a percentage of total revenue, cost of revenue increased to 37% for the nine months ended September 30, 2001 from 31% for the nine months ended September 30, 2000. This increase resulted from greater revenue in 2000 relative to fixed costs.

     Selling, General and Administrative

     Selling, general and administrative costs increased $10.2 million, from approximately $8.4 million for the nine months ended September 30, 2000 to approximately $18.6 million for the nine months ended September 30, 2001. The change was due primarily to an increase in selling, general and administrative personnel from 73 as of September 30, 2000 to 109 as of September 30, 2001. Exclusive of additional salaries and benefits associated with mobilePosition, this accounted for approximately $3.4 million of the increase. In addition, selling, general and administrative expenses increased by approximately $0.8 million as a result of the costs associated with the acquisition of mobilePosition, completed in May 2001, an increase of approximately $2.0 million in commission expense resulting from higher revenues, an increase of approximately $1.5 million in administrative and office related costs resulting from our expansion efforts, approximately $0.8 million in marketing and conference expenses, $0.7 million in bad debt expense, an increase of approximately $0.6 million in travel and an increase of approximately $0.4 million acquisition costs associated with the purchase of mobilePosition.

     Research and Development

     Research and development expenses increased $3.9 million, from approximately $6.7 million for the nine months ended September 30, 2000 to approximately $10.6 million for the nine months ended September 30, 2001. The change in research and development costs was due primarily to an increase in research and development personnel from 72 as of September 30, 2000 to 100, as of September 30, 2001. Exclusive of additional salaries and benefits associated with the mobilePosition, this accounted for approximately $2.7 million of the increase. In addition, research and development costs increased by approximately $0.6 million as a result of costs associated with the acquisition of mobilePosition completed in May 2001, an increase of approximately $0.5 million in consulting expenses attributable primarily to the implementation of an improved product development process and an increase of approximately $0.1 million in travel costs.

     Depreciation and Amortization

     Depreciation and amortization increased approximately $2.0 million, from approximately $1.0 million for the nine months ended September 30, 2000 to approximately $3.0 million for the nine months ended September 30, 2001. The increase was due primarily to an increase of approximately $1.3 million in the amortization of intangible assets during the nine months ended September 30, 2001, resulting from the acquisition of mobilePosition completed in May 2001 and an increase in depreciation expense of approximately $0.8 million as a result of an increase in equipment and leasehold improvements from approximately $3.0 million at September 30, 2000 to approximately $8.4 million at September 30, 2001.

     Stock Option Compensation Expense

     Stock option compensation expense increased approximately $0.2 million, from approximately $0.6 million for the nine months ended September 30, 2000 to approximately $0.8 million for the nine months ended September 30, 2001. These costs relate to options granted in 1997, 1998, 1999 and 2000 under our stock option plans with exercise prices deemed to be at less than fair value of the common stock at the date of grant. Unrecognized compensation expense as of September 30, 2001 totaled approximately $2.4 million.

     Interest and Other Income, Net

     Other income increased $1.2 million, from approximately $1.6 million for the nine months ended September 30, 2000 to approximately $2.8 million for the nine months ended September 30, 2001. The increase results primarily from interest income derived from higher cash and cash equivalents and investment balances resulting from net proceeds of approximately $78.9 million received upon the completion of our initial public offering in August 2000.

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

     During the nine months ended September 30, 2001, cash and cash equivalents decreased $26.2 million from approximately $58.4 million at December 31, 2000 to approximately $32.2 million at September 30, 2001. This decrease resulted from cash used by investing activities of $8.9 million and by cash used in operating activities of $17.3 million.

     Net cash used in operating activities of $17.3 million during the nine months ended September 30, 2001 resulted primarily from the net operating loss, which reflects our continued investment in growth and due to cash expenditures for prepaid expenses and other assets.

     Net cash used by investing activities of $8.9 million for the nine months ending September 30, 2001, resulted primarily from a $3.7 million investment in short and long-term securities, capital expenditures of $3.4 million used in our expansion efforts and increased personnel from 200 at December 31, 2000, to 259 at September 30, 2001, and $1.9 million used in the purchase of a subsidiary. As of September 30, 2001, we had cash, cash equivalents, restricted cash and marketable short-term and long-term investments of $63.4 million.

     Net cash provided by financing activities of $60,000 for the nine months ended September 30, 2001 resulted primarily from proceeds of approximately $110,000 received from the exercise of stock options offset by principal payments on capital lease obligations of $26,000 and stock offering costs of $24,000.

     As of September 30, 2001, our principal commitments consisted of obligations outstanding under operating leases. In addition, we have a revolving line of credit agreement providing for borrowings up to $0.4 million through April 2002. No borrowings were outstanding under this line of credit as of September 30, 2001.

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

     Based on our limited operating experience, we do expect some degree of seasonality in our sales. Such seasonality, if any, we expect to be minimal and would be realized in the third and fourth quarter during the year. Additionally, we do not believe inflation will have a material effect on our results of operations.


RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" which requires the use of the purchase method and eliminates the option of using the pooling-of-interests method of accounting for all business combinations. The provisions in this statement apply to all business combinations initiated after September 30, 2001, and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The Company does not believe the adoption of this statement will have a material impact on the Company's financial position, results of operations or cash flows.

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

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The adoption of this standard will not have a material impact on our consolidated financial position, results of operations, or cash flows.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. We are currently evaluating the requirements and impact of this statement on our consolidated financial positions and results of operations.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The following discusses our exposure to market risk related to changes in interest rates and foreign currency exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in the Risk Factors section of the Company's Annual Report on Form 10-K for the year ended December 31, 2000. As of September 30, 2001, we had short-term investments of $24.6 million and long-term investments of $6.1 million. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rates by 10% from the September 30, 2001 rates would cause the fair value of these investments to change by an insignificant amount. We have the ability to hold these investments until maturity, and therefore, we do not expect the value of these investments to be affected to any significant degree by the effect of a change in market interest rates. Declines in interest rates over time would, however, reduce our interest income.

     During the nine months ended September 30, 2001, approximately 36% of our revenue resulted from sales outside the United States, predominantly in Europe. Fluctuations in the value of foreign currencies relative to the United States dollar could cause us to incur currency exchange losses. We expect that as a result of our partner sales channel strategy that we will be paid in United States dollars for the majority of our international sales. However, to the extent our international revenue increases and we are paid in currency other than United States dollars, we will be exposed to greater foreign currency exchange risk. We have experienced some fluctuation in the value of payments made to us in currencies other than United States dollars. Although these fluctuations have not materially affected our financial results, these types of fluctuations subject us to potential foreign currency gains and losses that may have a material effect on our financial results in the future. Additionally, we do not maintain significant asset or cash account balances in currencies other than the United States dollar. Therefore, we do not believe that we currently have any significant direct foreign currency exchange rate risk.

     We have not engaged in foreign currency or other hedging activities and do not enter into derivative financial instrument transactions for trading or other speculative purposes. We have no experience with any such activities or transactions, and if we enter into them in the future, we could incur substantial losses on these activities.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We are not a party to any material legal proceedings nor are we currently aware of any threatened material legal proceedings. From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of our business.

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

     During the nine months ended September 30, 2001, net proceeds from the initial public offering were utilized primarily for research and development activities, general corporate activities, acquisitions and capital expenditures. The actual amount of net proceeds we spend on a particular use will depend on many factors, including our future revenue growth; additional financing sources, if any, availability and desirability of acquisition candidates; the amount of expenditures required for other uses; and the amount of cash generated or used by our operations. Many of these factors are beyond our control. Therefore, our management has broad discretion in the use of the net proceeds. Until we use the net proceeds of the offering as described above, we intend to continue to invest the majority of net proceeds in investment grade marketable securities and limited funds in longer-term investment grade securities.

     During the three and nine months ended September 30, 2001, we issued 23,300 and 151,008, respectively, shares of common stock upon the exercise of employee stock options granted under the Company's 1995 Non-Qualified Stock Option Plan resulting in total proceeds of approximately $110,000.

     During the three and nine months ended September 30, 2001, in connection with the purchase of mobilePosition, we issued 1,530,013 shares of our Common Stock pursuant to Regulation S promulgated under the Securities Act of 1933.

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

                                   SIGNALSOFT CORPORATION

                                   By  /s/ ANDREW M. MURRAY
                                       ----------------------------------------
                                                  Andrew M. Murray
                                         Senior Vice President of Finance and
                                               Chief Financial Officer


Date: November 12, 2001