Form 10-K405
period 2001-12-31
SIGNALSOFT CORP
filed 2002-03-15
CIK 1103354

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

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2001

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of March 11, 2002, there were 25,273,483 shares of Common Stock outstanding. The aggregate market value of voting stock held by nonaffiliates of the Registrant on that date was approximately $16.7 million. [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                      DOCUMENTS INCORPORATED BY REFERENCE:

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

INDUSTRY OVERVIEW

  Growth of Wireless Communications

     The use of wireless communications services has grown rapidly due to many factors, including declining prices of wireless handsets and services, expanding network coverage, the availability of extended service features such as voice and text messaging and the proliferation of wireless devices with enhanced capabilities. Ovum, an international analyst and consulting company, predicts that the number of global wireless subscribers is expected to increase from just under 1.0 billion subscribers at the beginning of 2002 to over 2.0 billion at the end of 2006. Ovum also predicts that annual worldwide wireless revenue will increase from approximately $487 billion in the beginning of 2002 to $803 billion in 2006. According to an Allied Business Intelligence report from January 2001, world location-based service annual revenues will grow from approximately $1.0 billion in 2000 to over $30 billion in 2006, representing a compound annual average growth rate of 81%.

  The Wireless Internet and m-Commerce

     As the breadth and scope of wireless technology continues to expand, the combination of wireless usage and internet usage, now commonly known as wireless internet services, provides an opportunity for mobile network operators to offer their subscribers a wide range of valuable services. These services are not only important to the mobile network operator, but also to the content providers and wireline internet portals. These companies face increased competition and a decline in their revenues similar to that of the mobile operators. For these companies, the wireless internet offers a new access point for their current customers and a way to drive more traffic to their sites. For the mobile operators, services that are highly personalized and location-based may allow them to command a premium charge, while location technology allows additional opportunities for mobile marketing.

     Ovum predicts that the number of active wireless internet users worldwide will increase from 104 million at the start of 2002 to 934 million by the start of 2007. In addition, they predict that global revenues from wireless internet services will increase from $31.8 billion in 2001 to more than $287 billion in 2006.

     The combination of the wireless internet with new opportunities for commerce and advertising create a new type of market called m-Commerce. Mobile operators hope to supplement their voice and data traffic revenues with a share of m-Commerce transaction revenues. Location is a key enabler for these transactions because it can make a potential purchase opportunity very immediate (i.e., it's right around the corner!). Merchants and advertisers will also be very interested in the ability to reach potential customers who are within a few minutes walking or traveling time from a shop.

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

     - continued downward pricing pressures; and

     - pressure for higher margins.

     For these reasons, we believe that wireless operators are interested in unlocking the revenue and margin potential that may exist in the emerging mobile location services arena.

  Mobile Location Services: Key Enabler of m-Commerce

     The location of the wireless user will be fundamental to the delivery of many new services, but especially those relating to m-Commerce. Location of a customer is a valuable asset to wireless network operators because it will enable them to provide targeted and personalized value-added services. Information about a subscriber's geographic position facilitates the offering of services such as location-based advertising, shopping, reservations and information services. For example:

     - shoppers can now locate which of their friends in their user group are also shopping at the mall;

     - a businessman needing to send an important package late in the evening could use his mobile phone to search for the closest FedEx drop box;

     - a commercial real estate agent could use her wireless device to help locate available office space within a specified geographic area, price range and build-out suitability; and

     - a building contractor could search for a vendor with the appropriate material and best price within a given radius around a job site.

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

     Several mobile location services applications are currently in use in the United States, in Europe and in parts of the Asia-Pacific region for information, billing, safety and tracking. We expect that the types and scope of mobile location products that are available to businesses and consumers will evolve as the technologies used by third parties to identify the geographic location of a mobile user, which we call location determination technologies, and on which these applications are based continue to improve. Capacity increases, improved wireless devices and other technology advances also will be critical to the continued development of the mobile location services industry. As these services gather momentum, third party developers will be encouraged to create new applications.

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

     From a technical standpoint, the successful delivery of mobile location services requires coordination of the following five critical network components: location determination technologies, a location gateway, location middleware, applications and location provisioning.

  Location Determination Technologies

     There are currently a variety of technologies available in the worldwide market that compute the latitude and longitude coordinates of a mobile device with varying degrees of precision. These technologies are referred to as location determination technologies and provide location data through a variety of methods. Location technologies may be embedded in wireless networks, be contained in the mobile handsets themselves or use a combination of both methods. We do not expect any single method to emerge and win universal acceptance in the foreseeable future. Today, cellular tower and sector proximity is by far the most widely available and used location determination technology. With this technology, the identified position is generally within 50 to 5,000 meters of the caller's actual location, depending on the size of the cell sector. We do not provide any location determination technologies, but we have successfully tested our applications against each of the current major technologies and have entered into industry partnerships with several of the providers.

  Location Gateway

     There are a number of different location determination technologies, each with its own complexities. The use of these technologies varies widely among different wireless carriers and even among and within geographic markets served by the same carrier. Due to these factors, the mobile communications standards organizations have defined the concept of a location gateway. A location gateway assimilates, interprets and stores for retrieval the location information generated by the disparate location technologies. The gateway then provides an interface with a multitude of applications from one or more vendors that use the location information. If the location gateway is to work in numerous countries across multiple standards, the gateway must be compatible with the wireless standards, networks and equipment of a wide variety of wireless operators. In markets using GSM technology, the gateway is referred to as a Gateway Mobile Location Center ("GMLC"). In markets following ANSI-41 standards, the gateway is called Mobile Positioning Center ("MPC").

  Location Middleware

     Mobile operators may also decide to deploy an additional software component in their network, which is known broadly as location middleware. Location middleware makes many general location functions available to applications that the mobile operator or third-party application providers want to offer to mobile subscribers. Location middleware accepts requests for subscriber location from location-based applications, and collects the location information from a location gateway. One of the main functions of location middleware is to ensure a mobile subscriber's privacy is protected. Only applications for which the subscriber has given permission can access the subscriber's location. The middleware also allows subscribers to actively turn on or off the ability of the mobile network to distribute their current and future locations. In addition to privacy functions, many location middleware software packages include components for Short Messaging Service ("SMS") and Wireless Application Protocol ("WAP") service delivery, and subscriber-valued billing that allow an operator to create and manage multiple location-based services. Location middleware may also contain capabilities for content management, group management and geographic services.

  Applications

     Mobile location applications take basic location data, primarily latitude and longitude, from the location gateway or location middleware and use the location either to provide basic network functions like call routing or billing, or to access information from outside the wireless network. Like the location gateway, the applications should be compatible with the wireless standards, networks and equipment of a wide variety of network operators. Some applications are integrated with many parts of the network, interfacing to the switches, billing systems, customer care and other network elements such as those used for authentication, call set-up and roaming. Other applications, such as an asset tracking application, use location provided directly from the location gateway or location middleware over the Internet. Overall, the applications should be independent of one another to allow network operators the option to use one or more, but not necessarily all, of the applications.

  Location Provisioning

     All wireless network elements require data to operate. The location-based elements need map data such as streets, postal code boundaries and signal strength information, as well as subscriber data such as office addresses, work group numbers and content preferences. The telecommunications industry uses the term provisioning to describe the process of importing this data from a variety of sources and configuring the data to run on the location-based elements of the network. An important characteristic of provisioning is the ability to load new data, edit existing data or delete data without affecting the on going processing of calls.

MARKET OPPORTUNITY

     Wireless network operators are searching for ways to differentiate their product offerings, increase customer loyalty and consequently increase their revenues and profit margins. Mobile location services can help to unlock the revenue and margin potential that may exist in the emerging m -Commerce arena. Carriers will require that the five network components -- location determination technology, location gateway, location middleware, applications and location provisioning -- interface to their existing equipment, even if their equipment is from multiple vendors. We believe that a carrier or network equipment provider would have difficulty designing mobile location products that work across such standards and equipment systems, since carriers and providers are unlikely to have experience with all of the standards or access to the systems of rival companies. Carriers will further demand that these components meet telecommunication requirements for reliability and scalability, i.e., the ability to handle millions of subscribers. Finally, global carriers with investments around the world will require that mobile location services providers be able to serve the different wireless network standards for each portion of the carriers' networks. We believe that a significant market opportunity exists for a company with a mobile location services operating platform and multiple software applications that address the needs of wireless network operators.

  Mobile Location Services: The FCC's 911 Mandate

     An early application of mobile location services has been wireless 911 services. In 1996, the Federal Communications Commission, or FCC, mandated that all wireless service providers must report the callback number and originating cell sector site of a 911 call by April 1, 1998, referred to as Phase I compliance. Providers were required to pinpoint the location of all 911 callers between 50 and 100 meters in 67% of all cases and between 150 and 300 meters 95% of the time depending on technology choice by October 1, 2001. This is referred to as Phase II compliance. A large number of mobile operators in the United States have filed for, and six have been granted, waivers to allow these operators to delay the offering of higher Phase II accuracy until more mobile handsets are manufactured, additional testing of location technology has been completed, or mobile switch manufacturers provide Phase II mobile switch software upgrades. The European Union has issued directives for a European emergency 112 system, which require the delivery of location information with emergency calls. Because the US requirements for wireless emergency services are keyed by a request of a local 911 answering center, or Public Safety Answering Point ("PSAP"), less than thirty percent of all wireless network operations in the United States are currently in compliance with the FCC Phase I mandate, and less than one percent of the wireless network operators are in compliance with Phase II of the mandate. This government-mandated mobile location services application has served as an impetus and testing ground for location determination technologies and commercial applications of mobile location services by wireless network operators.

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

  Modularity, Flexibility and Cost-Effectiveness

     Our software may be adopted as a suite or as a single application, depending on the needs of the network operator. Our operating platform may be used independently of our applications and may be combined with applications of other third party-providers, and our applications can be used with other location gateways or interfaced to other location middleware products. We can provide our customer base with the ability to customize our software. For example, our Location Sensitive Billing product can be configured for service deployment such that two different carriers would provide very different service offerings to their wireless customer base. Similar customization through configuration is achievable with our IN Location application (which we previously called "local.info"). This flexibility reduces both initial and incremental capital requirements of network operators, and allows operators to more rapidly and cost-effectively build initial capacity and introduce additional services. Our software has the capability to accommodate either or both voice and data transmissions, and as bandwidth in mobile telephony increases, video streaming as well.

  Scalability

     Our platform and applications are scalable, which means that they are designed to grow from systems receiving thousands of calls and serving thousands of users to systems receiving millions of calls and serving millions of users. Our scalability is represented both in our software architecture and in our licensing structure. For example, customers may deploy our software in a lab environment for service creation and testing, in a low-end configuration for small deployments, or in a geographically diverse, redundant, highly reliable configuration for very large systems. When purchasing our products, network operators may license a relatively small number of subscribers or transactions to allow them to start with little capital risk. Only as the number of subscribers in the network grows, or as penetration and usage of our services increase, are they required to invest more capital into expanded licenses. We believe that our platform and applications are capable of providing mobile location services to operators both in the current environment and in an environment in which such services are required on an expanded basis.

  Exclusive Focus on Mobile Location Services

     Our exclusive focus is on providing a mobile location services operating platform and applications for enhanced voice and data services. Our founders started developing mobile location services software products in February 1995, prior to the adoption of the FCC's 1996 emergency 911 mandate. In September 1996, we announced our first commercial product, SafetyFirst (which we previously called "Wireless 911"). We introduced a location-sensitive billing system in June 1998 and a location-based information application in September 1998. Since 1998, we have made two strategic acquisitions that have brought us additional technology, technical personnel and additional marketing and distribution relationships with major industry players. Additionally, we have introduced several new applications and have consistently demonstrated our experience and knowledge in the market by presenting at industry conferences, sponsoring workshops and contributing to standards organizations.

SIGNALSOFT'S PRODUCTS AND SERVICES

     SignalSoft's product suite of Wireless Location Services consists of software that is typically integrated into mobile operators' networks, allowing the mobile operator to offer location-based services to their subscribers. Of the five critical network components required for mobile location services, we provide every component other than the location technologies. For this component, we have partnered with wireless location determination technology vendors, and we provide an open platform for their technologies to coexist in a customer's network. SignalSoft's product suite of Wireless Location Services consists of software that is typically integrated into mobile operators' networks, allowing the mobile operator to offer location-based services to their subscribers. Our Location Manager, a location gateway, is a core piece of an operator's network infrastructure for gathering location data from other network elements. With Location Manager, we can interface with existing location determination technology and, combined with our location provisioning component, which we call MAPS, we can produce the geographic location of the user. Our Location Studio product is an important middleware component brokering location data to applications, and protecting subscribers' privacy. Location Manager and Location Studio form a base from which operators can offer a wide range of location applications including our own SafetyFirst, IN Location, Location Sensitive Billing ("LSB") and FriendFinder.

  Network Infrastructure

  LOCATION MANAGER(TM)

     Location Manager is a versatile software hub that allows multiple location technologies to interface with our suite of Wireless Location Services and other third party applications. Location Manager, which is located in the mobile operator's network, receives data from the location technologies residing on or connected with that network and converts that data for use by applications. Location Manager can be deployed as a standards-based Mobile Positioning Center for ANSI networks, or as a Gateway Mobile Location Center for GSM networks. Location Manager helps mobile operators separate location determination technology decisions, which are based primarily on technical requirements and cost, from location application decisions, which are based primarily on market demand. Location Manager has currently been licensed by AT&T Wireless, Orange, Sprint PCS, Vodacom South Africa and Voicestream, among others. Additionally, our distribution partners integrate Location Manager into their own suite of products and services.

  LOCATION MIDDLEWARE

     Location middleware makes many general location functions available to applications that the mobile operator or third-party application providers want to offer to mobile subscribers. Location middleware accepts requests for subscriber location from location-based applications, and collects the location information from a location gateway. One of the main functions of location middleware is to ensure a mobile subscriber's privacy is protected. Only applications to which the subscriber has given permission can access the subscriber's location. The middleware also allows subscribers to actively turn on or off the ability of the mobile network to distribute their current and future locations. In addition to privacy functions, many location middleware software packages include components for SMS and WAP service delivery, and subscriber-valued billing that allow an operator to create and manage multiple location-based services. Location middleware may also contain capabilities for content management, group management and geographic services.

  LOCATION STUDIO(TM)

     Location Studio is a location middleware product deployed in a mobile operator's network. It accepts requests for subscriber location from location-based applications, and collects the location information from a location gateway such as Location Manager. If the subscriber has authorized the application, Location Studio sends the location information back to the application. Location Studio includes components for application management, subscriber privacy, SMS and WAP service delivery, and subscriber-valued billing that allow an operator to create and manage multiple location-based services. It also contains toolkit capabilities for content management, group management and geographic services that are compatible with SignalSoft's Wireless Location Services product suite. We introduced location studio in 2001 and our first announced customer is Voicestream.

  Software Applications and Solutions

     SignalSoft's Wireless Location Services applications provide mobile operators with the opportunity to provide subscriber demanded location based services. Each of these products can be used individually, or integrated with our other products to form solutions.

  IN LOCATION(TM)

     IN Location is a software product that uses the Intelligent Network (IN) to provide location-based call routing and voice-based services. With it, mobile operators can provide an enterprise customer with a single location-enabled phone number that automatically connects callers to the company's nearest location. Previously offered only by wireline operators, call routing services now help mobile operators differentiate their offerings and create new revenue streams.

     IN Location is a comprehensive voice-based services platform, with a variety of configuration options that allow operators to extend and enhance voice-based services with other data services, such as SMS and WAP, and SignalSoft's local.info Alliance partners.

  SAFETYFIRST(TM)

     SafetyFirst is designed to locate automatically wireless callers in distress, record their calling information and route their calls to the appropriate public safety answering point. SafetyFirst meets both Phase I and Phase II requirements of the FCC's E911 mandate in the United States. Additionally, SafetyFirst supports major wireless switch/interface standards, is compatible with many combinations of wireless equipment and handset-based location technologies, and is capable of interfacing with land-line Emergency 911 systems. The European Union has instituted similar directives for a European emergency 112 system and SafetyFirst will serve that market as well. SafetyFirst has been deployed in the United States by operators who, by the end of 2001, served more than 46 million subscribers. SafetyFirst is positioned to meet emerging requirements around the world as other nations look to adopt requirements similar to the FCC's E911 mandate.

  LOCATION SENSITIVE BILLING

     Location Sensitive Billing enables wireless network operators to define multiple geographic calling zones for each subscriber. The network operator can point-and-click on maps to define and modify up to ten calling zones for an individual subscriber. Establishing these calling zones allows a wireless carrier to charge different rates for various zones. For example, wireless network operators could offer their subscribers the same rate as land line phones when making calls from the home or office, but still charge higher rates when subscribers are not in "pre-specified" zones. As a result, Location Sensitive Billing can make it more economical for subscribers to freely substitute their wireless phone for their landline phones, while network operators are still able to charge higher prices for mobile minutes.

  FRIENDFINDER(TM)

     FriendFinder enables mobile phone subscribers to find and communicate with friends. The subscriber can locate the position of friends, and then send messages either to individual friends or groups of friends. The application is supported for usage via 2-way text messaging (e.g. SMS), WAP and web (WWW). The application provides a number of features for high-level security and privacy support. Finding the location of friends requires the user to invite friends and get his friends' acceptance. Acceptance is mutual. The application also allows the user to be "invisible" to friends at any time. The user can invite other friends to join the service either by sending an SMS or a WAP/Web message. The subscriber can at any time cancel his/her membership on a friend's list and also invite or exclude friends from his or her buddy list at any time. FriendFinder is offered via a hosted environment, with SignalSoft hosting the application and interfacing to the mobile operator's network. FriendFinder has been deployed with Telia Mobile AB, a large Scandinavian operator.

  MAPS

     Mobile Application Provisioning Server ("MAPS") is an advanced Geographic Information System, which provides an integrated provisioning system for our Wireless Location Services products and other mobile location services software. With MAPS, network operators can update databases, add new services and execute numerous other provisioning tasks without affecting the performance of other applications. This ability helps to ensure that the network operator will be able to continue critical applications, such as billing, while simultaneously updating its network. MAPS also includes a user-friendly interface for statistical and reporting functions to support system administration.

  PROFESSIONAL SERVICES AND MAINTENANCE

     Many mobile operators and distributors contract with us for our professional services because of our experience in implementing location-based services in mobile networks. We currently offer consulting in four primary areas: strategy, implementation, launch and maintenance. Our professional services help mobile operators get started quickly and learn the basic operation of our operating platforms and software applications. We can load content into the operator's infrastructure, establish the relevant interfaces to the network equipment and perform testing to help ensure that the launch of the operator's mobile location services offering is successful. We provide maintenance services to our customers for software support, scheduled product upgrades and other support services. For example, through our in-house customer service capabilities and through our partnerships with equipment providers, we offer comprehensive customer support services 24 hours a day, seven days a week.

  LOCAL.INFO ALLIANCE

     In order to help mobile operators provide content for their m-Commerce services, SignalSoft established and launched the local.info Alliance in January 1999, and has entered into more than 300 industry partnerships with application, content and service providers through this program. These industry partnerships generally involve a joint marketing agreement between the Alliance members and SignalSoft that provides both parties the right to use each other's names, on a non-exclusive basis, in marketing activities. None of these agreements, individually or in the aggregate, provides or is expected to provide SignalSoft with a material amount of direct revenue. Rather, the goal of the partnerships is to deploy SignalSoft's IN Location, Location Studio, and Location Manager software with partners' content, applications or services increasing the usage of location-based services. By entering into a joint marketing agreement, each Alliance member becomes part of the local.info Alliance. We intend to partner with multiple companies in order to source local content and applications for different geographic regions.

SIGNALSOFT'S STRATEGY

     Our goal is to be the leading provider of software solutions that enable the delivery of mobile location services. The key elements of our strategy include the following:

  Innovate and enhance our products and services

     We believe that the market for location-based-services will continue to evolve rapidly. We intend to stay at the leading edge of this evolution by creating new products and services and plan to extend our ability to allow third parties to design, develop and deploy their own mobile location services software applications. We believe that these third-party applications will create additional demand for our operating platform and for our own applications as well. In addition, we are a management board member of the Location Interoperability Forum, which is an industry forum that promotes the standardization and integration of location components among different mobile network operators, different network technologies and different countries.

     Technology standards are constantly evolving. We intend to modify our products or develop new products as needed to comply with next-generation technology standards, such as Global Packet Radio System and Enhanced Data Global system for Mobile Communications Environment, and third-generation or 3G standards such as CDMA2000, which is an updated version of Code Division Multiple Access and Wideband

Code Division Multiple Access. We intend to continually refine and enhance our current products and services, especially through extensive testing of our software on our industry partners' systems. For example, we recently began to demonstrate map displays on Compaq iPaq enabled devices. A Compaq iPaq is a mobile digital personal organizer with a color screen and pen-based input, which is currently being delivered with mobile phone capabilities. We also plan to add additional application, content and service partners to the local.info Alliance.

  Create market demand

     To create additional market demand for location-based services and to establish our Wireless Location Services as the de facto industry standard, we have focused on increasing visibility among mobile operators and equipment suppliers around the world. Such initiatives include:

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

     We also intend to increase the adoption of Wireless Location Services by continuing to maintain it as an open, flexible and interoperable platform that is compatible with all major networks and standards.

  Establish a global presence

     We intend to capitalize on the rapid growth and increasing penetration of wireless services in North America, Europe, Asia-Pacific and South America to drive demand for Wireless Location Services. Our efforts are currently focused on North America and Europe, where we have deployed our suite of products and solutions, and have established multiple reference accounts. We plan to market aggressively in these regions through our industry partnerships and direct marketing efforts. We staffed sales and operations positions in our Singapore facility in Asia-Pacific in 2000 and have had sales positions in South America staffed since 2001.

  Strengthen and expand key industry partnerships

     We believe that our industry partnerships with equipment providers, distributors, location technology vendors and content providers are important to our business, and we plan to continue to strengthen these partnerships and seek key new industry partnerships. Our relationships with equipment providers have given us several advantages, including:

     - the opportunity to bundle our products with equipment manufacturers;

     - an additional distribution channel for improved access to major mobile operators;

     - the opportunity to assess and test products before deployment; and

     - a valuable understanding of our customers' technology and operations, which helps us in product design, marketing and in identifying new sales opportunities.

     Our exclusive focus on location-based services allows our industry partners to focus on their core competencies. In addition, an application, content and service provider can establish a relationship with one of our mobile operator customers and have its products and services integrated into the operator's network. The mobile operator benefits by having more content to deliver to its subscribers, thus enabling the operator to further differentiate its product offerings, build customer loyalty and gain additional revenues. Our products and solutions act as the focal point for this activity.

  Strategic Investments and Selective Acquisitions

     We intend to pursue strategic investments in companies and technologies that we believe will enable us to provide new services, enhance our technology, add new personnel and extend our operations into new geographic markets. Our acquisition of Bfound.com in April 2000, gave us software expertise in a java-based environment and experience in important privacy functions. In May 2001, we acquired mobilePosition, a Swedish mobile applications company. mobilePosition provided us with additional applications, such as FriendFinder, in addition to application development expertise and marketing expertise. mobilePosition also provided key mobile operator and industry partner contacts within the Scandinavian region of Europe, one of the most advanced mobile markets in terms of mobile adoption and mobile data usage.

     We also invested in Ahead Mobile, Inc. of Korea. Ahead Mobile is an application services provider in Korea and is distributing our products into the Korean market. In December 2000, we invested in Webraska Mobile Technologies, a global leader in wireless navigation technologies headquartered in Poissy, France. With Webraska's strong presence with European mobile operators, we believe that this investment will enable us to bring end-to-end solutions to our common customers.

SALES AND MARKETING

     We market and sell our operating platform and applications to wireless network operators primarily through industry partnerships we have developed with equipment providers, distributors, location determination technology vendors and content providers. We also market using our own direct sales force.

     We have entered into non-exclusive industry partnerships with over 300 members of our local.info Alliance, as well as with companies in the following categories:

     Equipment Providers: These companies provide the core equipment for wireless networks and it is important that our products interoperate with their systems. As of December 31, 2001, our significant equipment partners were Compaq, Ericsson, Lucent, Motorola, OpenWave Systems, Siemens and Sun Microsystems.

     Distributors: We have also sought industry partnerships with companies who provide combinations of hardware and software to wireless operators. Our distributor partners bundle our products in these combinations and resell our products to network operators. As of December 31, 2001, our significant distributor partners were Compaq, CMG, Lucent, Motorola, Intrado, OpenWave, Siemens and TSI. Our partnerships with our equipment and distributor partners are based on non-exclusive distribution agreements with terms typically between three to five years.

     Location Determination Technology Vendors: Since location determination technology vendors develop, promote and deploy the geographic positioning technologies used by our Wireless Location Services, we have established both technical and marketing relationships with these companies. The location determination technology vendors promote our compatibility with their location finding systems, and we promote the location determination technology vendors as companies with positioning technology. We regularly test with these vendors both in lab environments and in live field tests to help ensure product success and compatibility. As of December 31, 2001, our significant location determination technology partners were Allen Telecom, Cambridge Positioning Systems, Ericsson, Lucent, Motorola, SiRF, SnapTrack (a division of Qualcomm) and TruePosition (a division of Liberty Media).

     To help drive demand for mobile location services in general and our Wireless Location Services in particular, we also use direct sales channels, which promote our Wireless Location Services products and consulting services directly to network operators and assist our industry partners in selling our products and services. We maintain regular contact with customers through one-on-one meetings, industry conferences and our-sponsored educational workshops. We also market our products via trade shows, media and analyst relations and speaking engagements. As of December 31, 2001, we had 54 sales and marketing personnel located in the United States, France, Germany, Italy, Singapore, Spain, Sweden and the United Kingdom.

TECHNOLOGY

     We believe that one of our principal strengths is our proprietary, internally developed technology. Our operating platform and software applications have been designed to provide a network- and device-independent platform for the creation and delivery of mobile location services. Our software components can be deployed on a variety of computer hardware and operating systems to satisfy the requirements of our network operator customers and industry partners. Each component of our product suite has been designed to achieve these goals while satisfying the requirements of the telecommunications industry. Our software architecture consists of a set of C++ and Java class libraries that allow us to achieve the following benefits:

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

     Based on our internal research and involvement in the wireless industry, we believe that we are one of the few companies with a full suite of deployable software products across at least four of the major network components -- location gateway, location middleware, applications and location provisioning -- and within the following four functional categories -- information, billing, safety and tracking. Not only do we have functional software developed in these areas of mobile location services, but we believe that we are also the only company to have commercially deployed location-based software products in all of the current major wireless transmission technologies -- Advanced Mobile Phone Service, Code Division Multiple Access, Global System for Mobile Communication and Time Division Multiple Access. Based on these factors, we believe we are the leading international applications and software developer of mobile location-based services.

RESEARCH AND DEVELOPMENT

     Our research and development group is a technical workforce experienced in current software development technologies. Our testing team consists of software engineers with experience in both software subsystem and system-level testing. As of December 31, 2001, we had 102 employees engaged in research and product development activities. Our research and development expenditures were approximately $13.9 million, $10.0 million and $3.4 million for the years ended December 31, 2001, 2000 and 1999, respectively.

INTELLECTUAL PROPERTY

     We rely on a combination of trade secrets, non-disclosure and other contractual arrangements, as well as patent, copyright and trademark laws to protect our proprietary rights. As part of our intellectual property strategy, we have in the past submitted, and continue to submit, patent applications for our Wireless Location Services products in the United States and internationally. We currently have rights under an United States patent based on a joint submission between SignalSoft and Motorola. The patent relates to the provisioning of calling zones by wireless subscribers and expires in 2016. Motorola holds actual title to the patent. We also have rights under another United States patent based on a second joint submission between SignalSoft and Motorola. This second patent relates to the architecture that provides an open interface between applications and location finding equipment. Motorola may assign rights under these patents to others without our consent or may choose to use the patent and compete directly against us. If this happens, we will face increased competition. SignalSoft has also been issued two United States patents. The first is related to the use of certain spatial algorithms in determining if the location of a wireless communication device is within a specified area. The second is related to an interface for obtaining and managing location information from various location technologies and then directing the data to a mobile location application. These patents are solely in SignalSoft's name and no other party currently has rights under them. In addition, we have filed numerous U.S and foreign patent applications. We have obtained or are in the process of obtaining common law trademark rights and trademark registrations on our product names from the United States Patent and Trademark Office. As part of our normal business practices, we provide copyright notices on our confidential technical, sales and marketing documents.

COMPETITION

     There are competitors for each of our product offerings. We expect to encounter competition from wireless location determination technology vendors, service bureaus, application service providers and equipment providers. In particular, several companies have developed solutions to comply with the FCC mandate for Emergency 911 specifications. Because we are part of an emerging market, we cannot identify or predict which new competitors may enter the mobile location services industry in the future. We may compete against our current industry partners to the extent they also offer mobile location services, which may result in the termination of our relationships with these industry partners. We expect competition in our industry to be even more intense in the future as new competitors, such as additional wireless equipment providers, enter the market. Many of our current and potential competitors have longer operating histories, greater industry and name recognition and greater financial, technical and marketing resources than we do. Increased competition has resulted in some price reductions for our products, which if continue and are significant, may have an adverse effect on our revenues and operating results.

     We compete based on the following factors:

     - product features;

     - integration of products with wireless operators' networks;

     - available content;

     - timing of new product introductions;

     - price; and

     - customer support and services.

REGULATION

     We are not currently subject to direct regulation by the Federal Communications Commission, or FCC, or any other governmental agency, except for regulations applicable to businesses in general. However, in the future, we may become subject to regulation by the FCC or another regulatory agency. Concerns about personal privacy could result in regulations limiting the use of mobile location services. For example, a European Union, or EU, directive prohibits the transmission of personally identifiable data to third countries -- including the United States -- that are deemed to provide inadequate privacy protection for that information. The United States and the EU signed a data privacy agreement, which includes standards that U.S. companies will be able to use to comply with the EU directive. The FCC may adopt additional regulations related to this directive, including increased protections for personal data. Also, existing laws governing access to and use of consumer information could be interpreted or expanded to cover the wireless market.

     Wireless network operators are currently regulated by the FCC and any regulations that affect them could also increase our costs, limit our access to their networks and subscribers or reduce our ability to continue selling and supporting our products and services. Currently, wireless carriers are subject to the FCC's 911 mandate. Our SafetyFirst product complies with the requirements of both phases of this mandate.

However, we cannot anticipate what regulations the FCC may adopt in the future and what impact those regulations may have on our business, our industry partners or our customers.

EMPLOYEES

     As of December 31, 2001, we had 263 employees on a global basis. We have 32 employees in Sweden, approximately half of whom are members of various Swedish trade unions. None of our other employees are covered by collective bargaining agreements. We believe that we have good relations with our employees.

INCORPORATION

     We were incorporated in 1994 in Colorado. We reincorporated in Delaware in 1998.

ITEM 2. PROPERTIES.

     Our corporate headquarters are located at 1495 Canyon Boulevard, Boulder, Colorado 80302. We currently lease approximately 18,000 square feet of office space at our corporate headquarters and equipment, including computers, under non-cancelable operating lease agreements, which expire on various dates through 2006. We also lease additional office space elsewhere in Boulder, which includes our Operations Facility of approximately 40,000 square feet and we have additional office space in Victoria, British Columbia and Stockholm, Sweden, which consist of approximately 7,000 square feet in each location. Our United Kingdom location lease covers office space of 4,000 square feet and we also have minimal leased office space in Singapore.

ITEM 3. LEGAL PROCEEDINGS.

     We are not a party to any material legal proceedings, nor are we currently aware of any threatened material legal proceedings. From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 2001.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Principal Market or Markets. Our common stock has been listed for quotation on the NASDAQ National Market under the symbol "SGSF" since our common stock began trading publicly on August 7, 2000. The following table shows the high and low sale prices for our common stock as reported by the NASDAQ National Market for the period indicated:

                                                               HIGH     LOW
                                                              ------   ------
CALENDAR YEAR 2001
First quarter...............................................  $14.69   $ 5.88
Second quarter..............................................   13.00     3.75
Third quarter...............................................   10.26     3.80
Fourth quarter..............................................    5.00     1.72
CALENDAR YEAR 2000
First quarter...............................................      --       --
Second quarter..............................................      --       --
Third quarter...............................................   49.56    20.50
Fourth quarter..............................................   40.94     4.63

     Approximate Number of Holders of Common Stock. The closing sale price of the common stock as reported on the NASDAQ National Market on March 11, 2002 was $2.20 per share. As of that date there were approximately 212 holders of record of the common stock. This does not include the number of persons whose stock is in nominee or "street name" accounts through brokers.

     The market price of the common stock has been and may continue to be subject to wide fluctuations in response to a number of events and factors, such as quarterly variations in our operating results, announcement of technological innovations or new products by us or competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that have particularly affected the market prices of many high technology and Internet-related companies that have often been unrelated or disproportionate to the operating performance of these companies. These fluctuations, as well as general economic and market conditions, may adversely affect the market price for the common stock.

     Dividends. We have never declared or paid any cash dividends on our common stock. We do not anticipate paying cash dividends on our common stock in the foreseeable future as we intend to retain future earnings, if any, to finance the growth of the business. The payment of future cash dividends will depend on such factors as earnings levels, anticipated capital requirements, our operating and financial conditions and other factors deemed relevant by the Board of Directors.

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

     From our initial public offering, we incurred approximately $6.0 million in underwriters' discounts and commissions and approximately $1.1 million in legal, accounting and document preparation fees. After deducting expenses of the offering, we received net offering proceeds of approximately $78.9 million. The net proceeds were invested in short and long-term financial instruments. No payments constituted direct or indirect payments to any of our directors, officers or general partners or their associates, to persons owning 10% or more of any class of our equity securities or to any of our affiliates.

     During the years ended December 31, 2001 and 2000, net proceeds from the initial public offering were utilized primarily for research and development activities, general corporate activities, strategic investments and acquisitions and capital expenditures. The actual amount of net proceeds we spend on a particular use will depend on many factors, including our future revenue growth; additional financing sources, if any, availability and desirability of acquisition candidates; the amount of expenditures required for other uses; and the amount of cash generated or used by our operations. Many of these factors are beyond our control. Therefore, our management has broad discretion in the use of the net proceeds. Until we use the net proceeds of the offering as described above, we intend to continue to invest the majority of net proceeds in investment grade marketable securities and limited funds in longer-term investment grade securities.

     During the year ended December 31, 2001, we have used part of the net proceeds from the initial public offering to fund capital expenditures of approximately $4.5 million, operating losses of approximately $32.4 million and approximately $0.3 million relating to our investment in Ahead Mobile, Inc. During the year ended December 31, 2000, we had used part of the net proceeds from the initial public offering to fund capital expenditures of approximately $2.0 million, operating losses of approximately $6.2 million and approximately $1.9 million relating to our investment in Webraska Mobile Technologies.

     During the years ended December 31, 2001 and 2000, we issued 154,167 and 492,521, respectively, shares of common stock upon the exercise of employee stock options granted under the Company's various Non-Qualified Stock Option Plans and received an aggregate of $0.1 million in cash payment from the exercise prices for such shares. Additionally, in August 2000, 25,336 warrants were converted into 24,113 shares of the

Company's common stock and approximately 11.0 million shares of redeemable, convertible preferred stock were converted, one-for-one, into the Company's common stock.

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

     In May 2001 the Company acquired approximately 99% of all issued and outstanding capital stock of mobilePosition AB, ("mobilePosition") a corporation organized under the laws of Sweden. In consideration for the acquired shares of mobilePosition, the Company paid $1.0 million in cash and issued 1,510,662 shares of its Common Stock with a fair value of approximately $12.1 million to such former holders of the mobilePosition shares. In relation to the Share Purchase Agreement, the Company issued stock options at a fair value of approximately $290,000 and also agreed to reimburse mobilePosition for payments totaling $350,000 to certain of mobilePosition's employees as a result of the closing of the acquisition. In July 2001, the Company issued stock for the remaining 1% of mobilePosition common stock for consideration of 19,343 shares, with a fair market value of approximately $182,000, of the Company's Common Stock.

     During January 2000, the Company sold 2,203,518 shares of the Series C redeemable, convertible preferred stock for net cash proceeds of approximately $12.1 million. Each share of the redeemable, convertible preferred stock was converted into one share of common stock upon closing of the initial public offering.

ITEM 6. SELECTED FINANCIAL DATA.

     The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes to such statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The consolidated statements of operations and comprehensive loss data for the years ended December 31, 2001, 2000 and 1999 and the consolidated balance sheet data at December 31, 2001 and 2000 are derived from our consolidated financial statements, which have been audited by KPMG LLP, independent auditors, and are included elsewhere in this Form 10-K. The statements of operations data for the years ended December 31, 1998 and 1997 and the balance sheet data at December 31, 1999, 1998 and 1997 is derived from our audited financial statements, which are not included in this Form 10-K. Historical results are not necessarily indicative of the results to be expected for any future fiscal year.

                                                          YEAR ENDED DECEMBER 31,
                                             -------------------------------------------------
                                               2001       2000      1999      1998      1997
                                             --------   --------   -------   -------   -------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenue:
  License fees.............................  $ 17,032   $ 10,317   $   883   $   353   $   680
  Maintenance fees.........................       583        297       287       586        84
  Professional services and other..........     2,767      3,035       786       141       588
                                             --------   --------   -------   -------   -------
          Total revenue....................    20,382     13,649     1,956     1,080     1,352
Cost of revenue............................     7,227      4,243     1,777     1,127       389
                                             --------   --------   -------   -------   -------
          Gross profit (loss)..............    13,155      9,406       179       (47)      963
Operating expenses:
  Selling, general and administrative......    25,525     13,305     3,935     2,020     1,196
  Research and development.................    13,925      9,960     3,399     2,486     1,153
  Depreciation and amortization............     4,613      1,522       192       134        16
  Stock option compensation expense........     1,121        951       258       101        96
  Restructuring expense....................       352         --        --        --        --
                                             --------   --------   -------   -------   -------
          Total operating expenses.........    45,537     25,738     7,784     4,741     2,461
  Loss from operations.....................   (32,382)   (16,332)   (7,605)   (4,788)   (1,498)
  Interest and other income, net...........     3,330      3,062        10       337        63
                                             --------   --------   -------   -------   -------
          Loss before minority interest....   (29,052)   (13,270)   (7,595)   (4,451)   (1,435)
Minority interest in loss of subsidiary....        --         50        --        --        --
                                             --------   --------   -------   -------   -------
          Net loss.........................   (29,052)   (13,220)   (7,595)   (4,451)   (1,435)
Other comprehensive loss:
  Foreign currency translation
     adjustment............................       (79)       (47)       --        --        --
                                             --------   --------   -------   -------   -------
          Comprehensive loss...............  $(29,131)  $(13,267)  $(7,595)  $(4,451)  $(1,435)
                                             ========   ========   =======   =======   =======
          Net loss.........................  $(29,052)  $(13,220)  $(7,595)  $(4,451)  $(1,435)
Preferred stock dividend requirements and
  accretion of redeemable convertible
  preferred stock to redemption value......        --     (2,260)   (1,021)     (821)     (166)
                                             --------   --------   -------   -------   -------
          Net loss attributable to common
            stockholders...................  $(29,052)  $(15,480)  $(8,616)  $(5,272)  $(1,601)
                                             ========   ========   =======   =======   =======
Loss per share -- basic and diluted........  $  (1.18)  $  (1.14)  $ (1.35)  $ (0.83)  $  (.25)
                                             ========   ========   =======   =======   =======
Weighted average number of common shares
  outstanding -- basic and diluted.........    24,531     13,605     6,387     6,385     6,334
                                             --------   --------   -------   -------   -------

                                                               DECEMBER 31,
                                             -------------------------------------------------
                                              2001       2000       1999      1998      1997
                                             -------   --------   --------   -------   -------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Balance Sheet data:
  Cash and cash equivalents................  $37,490   $ 58,375   $ 18,051   $ 5,120   $   428
  Working capital..........................   52,901     80,624     16,286     4,967       192
  Total assets.............................   88,242    103,871     19,438     6,436     1,023
  Long-term capital lease obligations......       --         --         26        73        --
  Redeemable, convertible preferred
     stock.................................       --         --     32,205    12,590     2,197
  Total stockholders' equity (deficit).....   83,510     98,775    (15,292)   (7,061)   (1,908)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This Annual Report on Form 10-K contains a number of forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), that reflect our current views with respect to future events and financial performance. We use words such as "estimates," "projects," "believes," "anticipates," "intends," "expects," "future," and similar expressions to identify forward-looking statements. Such statements are based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. See the discussion under "Factors That May Affect Future Results." You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-K. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

     Since 1995, we have been developing and marketing mobile location services products to the wireless industry. We have focused our efforts on designing a software platform and building related applications that help carriers generate new revenue from one of their key assets -- the location of their subscribers. Our software products enable the delivery of location-based voice and data services to mobile operators and help operators to capitalize on the growing trend toward mobile use of the Internet.

     We were incorporated in Colorado in 1994 and reincorporated in Delaware in 1998. From our inception until 1997, our efforts were primarily devoted to research and development, raising capital, recruiting personnel and establishing key industry partnerships. We generated total revenue of approximately $20.4 million in 2001, $13.6 million in 2000 and $2.0 million in 1999. We incurred net losses of approximately $29.1 million in 2001, $13.2 million in 2000 and $7.6 million in 1999. We expect that for the next year our losses will continue on a quarterly basis. While it is our objective to realize profitability during at least one quarter in 2003, there can be no assurance that we will achieve profitability in any quarter, and if we do, that we would be able to sustain or increase profitability in following quarters. As of December 31, 2001, we had an accumulated deficit of $60.8 million.

     In 1996, the Federal Communications Commission mandated that all wireless carriers offer a 911 service with features equivalent in many respects to those of wireline 911 services. We used this mandate as an opportunity to develop a mobile location services product called SafetyFirst (which we previously called Wireless 911) that met the requirements of the telecommunications industry. Although we realized that the revenue potential for SafetyFirst was somewhat limited, we believed that our development and rollout of SafetyFirst was an opportunity to capture market share in mobile location services and to develop valuable partnerships in the wireless industry.

     We introduced SafetyFirst in 1997. Actual deployment of the product has been slow, which we believe is due primarily to contractual and liability issues among carriers, local safety agencies and local exchange carriers. Following our launch of SafetyFirst, we focused on our core strategy of developing mobile location services products that help wireless carriers differentiate their service offerings, build subscriber loyalty and generate additional revenue. Since the introduction of our first product in 1997, we have launched IN Location

(which we previously called "local.info"), Location Sensitive Billing and FriendFinder and have introduced a complete operating platform to include Location Manager, Location Studio and MAPS. Additionally, since 1998 we expanded and opened international offices in the United Kingdom, Singapore and Japan and began actively marketing our services to mobile operators in Europe and Asia Pacific. In May 2001, we announced our most recent acquisition of mobilePosition, a Sweden based company that develops customer oriented location based applications for mobile operators. In May 2000, we completed the acquisition of Bfound.com Services, Inc., a British Columbia based company providing us with mobile location services tracking technology. These acquisitions bring us additional marketing and distribution relationships with major industry players and allow us to immediately provide an extended range of corporate and consumer applications to wireless network operators worldwide. We also continue our strategy of establishing partnerships throughout the industry, expanding our selling and marketing efforts in Europe, Japan, Asia Pacific, Sweden, Australia and the United States and adding features to our products.

REVENUE

     We earn revenue primarily from license fees, maintenance fees and professional services through our direct sales and channel partners. We recognize revenue in accordance with the provisions of Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"), as amended by Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions ("SOP 98-9"), and the Company recognizes software license revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. In addition, SOP 97-2 requires that revenue recognized from software arrangements be allocated to each element of a multiple element arrangement based on the vendor specific objective evidence of fair value for each element. The Company records revenue from licensing fees as individual products are delivered and accepted by the customer. Revenue relating to separate maintenance and service contracts is recognized ratably over the service period. Professional service consulting fees are recognized as services are provided.

     Our license fees are based on either the number of subscribers or the number of transactions. For subscriber-based licenses, mobile operators can purchase a perpetual license for a specific number of users, or pay recurring annual, quarterly or monthly fees per subscriber. Upon delivery of our licensed products, no additional products are required to be delivered under the terms of our license agreements. For perpetual licenses, additional license fees are due when the total number of subscribers using our products increases beyond the specified number for which a license was purchased. With our products, we also offer capacity-based pricing. For capacity-based pricing, customers pay for the ability to process a maximum number of subscriber transactions per month. If more capacity is needed, more licenses must be purchased. Some distributors also offer our products on a per-transaction basis, whereby each transaction costs a fixed amount. We expect that, going forward, license fees will represent the bulk of our revenue.

     The revenue generated from the sale of license fees is recognized as individual products are delivered and accepted by the customer. Revenue from annual, quarterly and monthly term licenses is recognized ratably over the applicable period. Capacity-based license revenue is recognized upon software installation and acceptance or on licensing of additional capacity. Per-transaction license revenue is recognized as the applicable carrier or distributor reports the transactional usage. License fees represented approximately 84% of our total revenue in 2001, 76% in 2000 and 45% in 1999.

     Following the mobilePosition acquisition, we began offering certain applications on a revenue sharing basis. Revenue is recognized following usage reported by the carrier. For 2001, the amount was not significant and was included in license revenue.

     Maintenance fees arise from customer support, scheduled product upgrades and other software support services. Maintenance fees vary depending on the category of customer support provided by us. We charge our highest amounts when we take the call directly from the wireless carrier, which we call first level support. We offer reduced maintenance fees to our distributor partners for providing first level support to a wireless carrier. We may realize additional revenue if our customers request unscheduled product enhancements. Maintenance agreements generally have one-year terms and are renewable at the customer's option. Pricing varies, depending upon whether the contract is sold by us or by our distributor partners. Maintenance fee revenue is recognized ratably over the service period. Maintenance fee revenue represented approximately 3% of total revenue in 2001, 2% in 2000 and 15% in 1999.

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

     Other revenue consists primarily of resale of third-party software. Depending on the customer's need, our MAPS product may include a restricted license for Oracle software, software for map information and some minor additional software depending on configuration. Professional services and other revenue represented approximately 13% of total revenue in 2001, 22% in 2000 and 40% in 1999.

     We market and sell our mobile location products, which we call Wireless Location Services, to mobile operators both through our direct sales force and through a variety of license-based and co-marketing relationships that we call industry partnerships. We believe that most of our future sales will be made through distributors who are our industry partners.

     Some of our distributor relationships with network equipment providers require that we integrate our products with their own proprietary telephony platforms, which consist of specialized hardware and software. We have typically entered into porting and reseller agreements that require the distributor to pre-purchase, on a non-refundable basis, a pre-determined number of licenses. In exchange for these pre-paid licenses, we adapt, or port, our software to the distributor's hardware/software platform and jointly develop a marketing plan for the distributor's introduction of our Wireless Location Services. License fees are non-refundable and typically the modifications required, if any, are not significant. Therefore, in addition to meeting all other criteria for license revenue recognition, license revenue related to porting and reseller agreements is recognized on acceptance of the licensed product by our distributor. Following acceptance of licenses, no additional services are required from us. After we receive the initial up-front license fees, we receive no additional license fee revenue from the distributor until additional licenses are purchased. We anticipate that these pre-paid licenses will be a declining percentage of our revenue in the future.

     Deferred revenue results from the following situations:

     - a customer purchases up-front licenses and pays for those licenses prior to software acceptance;

     - a distributor purchases licenses related to a porting and reselling activity, as described above, and pays for all or a portion of those licenses prior to delivery and acceptance of the ported software;

     - maintenance is paid in advance of a service delivery time period; and

     - payment is provided in advance of service delivery.

     International sales of products and services represented approximately 28%, 62% and 9% of our total revenue in the years ended December 31, 2001, 2000 and 1999, respectively. Sales through our United States partner channels are classified as domestic sales unless reported as international at the time the order is placed. Although the percentage of our total revenue derived from international sales may vary, we expect international sales to continue to represent a significant portion of our revenue, approximately 70% of our revenue over the long-term. Risks inherent in our international business activities include:

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

     - political and economic instability;

     - adverse tax consequences; and

     - longer payment cycles.

COST OF REVENUE

     Cost of revenue consists of cost of operations, which includes compensation and pro-rated overhead costs for operations personnel; cost of third-party software; and direct costs incurred when providing service. Operations employees are personnel engaged in providing installation, training, maintenance, support and consulting services for our Wireless Location Services software.

RESEARCH AND DEVELOPMENT

     Research and development expenses include compensation and pro-rated overhead costs for personnel associated with the research, design, experimentation, development, testing and quality control of our products. Research and development activities are expensed as incurred until technological feasibility of software is attained. Since technological feasibility has generally coincided with commercialization of our products, no software development expenses have been capitalized. The amount of expenses for this category in the future depends to a large degree upon how quickly our business develops and how we respond to any future growth.

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

     In March 2000 we contracted to acquire Bfound.com Services, Inc., a British Columbia corporation. On April 4, 2000 we purchased 76% of the common stock of Bfound.com in exchange for 9,976 shares of SignalSoft common stock and 413,175 shares of Class B common stock of our Nova Scotia subsidiary with a combined fair value of approximately $2.3 million and $1.1 million in cash. On May 16, 2000, we acquired the remaining 24% of Bfound.com's common stock in exchange for 135,172 shares of Class B common stock of our Nova Scotia subsidiary with fair value of approximately $0.7 million and $0.4 million in cash. The transaction was accounted for using the purchase method. As a result, we recorded approximately $4.7 million of intangible assets related to the acquisition and are amortizing these assets over a five year period on a straight line method beginning in the second quarter of 2000.

     In May 2001, we acquired approximately 99% of all issued and outstanding capital stock of mobilePosition AB, ("mobilePosition") a corporation organized under the laws of Sweden. In consideration for the acquired shares of mobilePosition, the Company paid $1.0 million in cash and issued 1,510,662 shares of its Common Stock with a fair value of approximately $12.1 million to such former holders of the mobilePosition shares. In relation to the acquisition, we also agreed to reimburse mobilePosition for payments totaling $350,000 to certain of mobilePosition's employees. In July 2001, the Company issued stock for the remaining 1% of mobilePosition common stock for consideration of 19,343 shares, with a fair market value of approximately $182,000, of our stock. The transaction was accounted for using the purchase method. As a result, we recorded approximately $15.2 million of intangible assets related to the acquisition and are amortizing these assets over a five year period on a straight line method beginning in the second quarter of 2001. Beginning January 1, 2002, we will no longer amortize these assets, but will periodically evaluate them for impairment in accordance with the requirements of SFAS 142.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, SFAS 142, "Goodwill and Other Intangible Assets." We are required to adopt the provisions of FAS 142 effective January 1, 2002. As a result, amortization of goodwill and certain identifiable intangible assets will be discontinued and instead will be reviewed for impairment, at least annually, in accordance with the provisions of this statement. As of December 2001, there was not an indication of impairment. Market value declines would prompt further impairment tests and may result in a related impairment charge in subsequent periods. Beginning January 1, 2002, we will no longer amortize these assets, but will periodically evaluate them for impairment in accordance with the requirements of SFAS 142.

STOCK OPTION COMPENSATION EXPENSE

     Since 1995, we have used stock option grants to help compensate directors, officers, employees and some consultants in connection with our equity growth. In the past, when the exercise prices under these option grants were less than the fair value of the underlying shares on the date of grant, we incurred stock option compensation expense. We amortize the difference between the fair value of the underlying shares and the exercise price for the shares over the option vesting period.

FISCAL YEAR ENDED DECEMBER 31, 2001 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2000

  Revenue

     Total revenue increased $6.8 million to $20.4 million for the year ended December 31, 2001 from $13.6 million for the year ended December 31, 2000. The increase in revenue during the year ended December 31, 2001, resulted primarily from a $6.7 million increase in license fees associated with the sale of licenses for various products under our distributor agreements and the direct sale of our SafetyFirst, Location Manager and IN Location products. During the year ended December 31, 2001, 28%, 18%, 11%, and 11%, respectively, of our revenue resulted from sales to Sprint, Siemens, Lucent Technologies, Inc., and Voicestream.

     License fees. License fee revenue increased $6.7 million to $17.0 million for the year ended December 31, 2001 from $10.3 million for the year ended December 31, 2000. The increase in license fee revenue during the year ended December 31, 2001 resulted primarily from the sale of licenses for various products under our reseller agreements and an increase in the direct sale of our SafetyFirst, IN Location and Location Manager products.

     Maintenance fees. Maintenance fee revenue increased $0.3 million to $0.6 million for the year ended December 31, 2001 from $0.3 million for the year ended December 31, 2000. The increase in maintenance fee revenue is attributable primarily to the timing of maintenance start-up in relation to the sale of our licenses and the increase in the sale of our SafetyFirst and Location Manager products.

     Professional services and other. Professional services and other revenue decreased $0.2 million to $2.8 million for the year ended December 31, 2001 from $3.0 million for the year ended December 31, 2000. The decrease resulted primarily from a decrease in professional service activity relating to certain consulting services performed in 2000 for pre-product launch design. In 2001, the Company continued to provide services for installation, training and consultation in the sale of various products under our reseller agreements and in the direct sale of our products and the services associated with performance of introductory product trials and demonstrations.

  Cost of Revenue

     Cost of revenue increased $3.0 million to $7.2 million for the year ended December 31, 2001 from $4.2 million for the year ended December 31, 2000. The dollar increase in cost of sales was due primarily to the growth in operations personnel to 51 at December 31, 2001 from 34 at December 31, 2000, which, exclusive of additional salaries and benefits associated with mobilePosition, accounted for $2.0 million of the increase. In addition, cost of revenue increased by $0.6 million as a result of costs associated with the acquisition of mobilePosition completed in May 2001 and an increase of $0.5 million relating to consulting and travel costs. As a percentage of total revenue, cost of revenue increased to 35% for the year ended December 31, 2001 from 31% for the year ended December 31, 2000. This increase resulted from a greater increase in fixed costs in comparison to incremental revenue. We expect our margins to improve in the long term with the stabilization of our fixed costs.

  Selling, General and Administrative

     Selling, general and administrative ("SG&A") costs increased $12.2 million to $25.5 million for the year ended December 31, 2001 from $13.3 million for the year ended December 31, 2000. The change was due primarily to an increase in selling, general and administrative personnel to 110 as of December 31, 2001 from 89 as of December 31, 2000, which, exclusive of additional salaries and benefits associated with mobilePosition accounted for $3.5 million of the increase. In addition, SG&A expenses increased due to $2.4 million in marketing expenses, an increase of $2.2 million in commissions, an increase of $2.1 million in provision for uncollectible accounts resulting from the periodic review and identification of uncollectible accounts, an increase of $1.6 million resulting from costs associated with the acquisition of mobilePosition completed in May 2001, and an increase of $0.4 million in travel and consulting expenses.

  Research and Development

     Research and development ("R&D") expenses increased $3.9 million to $13.9 million for the year ended December 31, 2001 from $10.0 million for the year ended December 31, 2000. The change in research and development costs was due primarily to an increase in research and development personnel to 102 as of December 31, 2001 from 77 as of December 31, 2000, which, exclusive of additional salaries and benefits associated with mobilePosition accounted for $3.3 million of the increase. The additional costs associated with the acquisition of mobilePosition completed in May 2001, accounted for $0.9 million of the increase in R&D expenses.

  Depreciation and Amortization

     Depreciation and amortization increased $3.1 million to $4.6 million for the year ended December 31, 2001 from $1.5 million for the year ended December 31, 2000. The increase is due primarily to an increase of $2.0 million in the amortization of intangible assets as a result of the acquisition of mobilePosition completed in May 2001 and a full year of amortization of intangible assets resulting from the acquisition of Bfound.com in May 2000. Depreciation expense increased as a result of an increase in equipment and leasehold improvements to $9.4 million at December 31, 2001 from $5.0 million at December 31, 2000.

  Stock Option Compensation Expense

     Stock option compensation expense increased $0.1 million to $1.1 million for the year ended December 31, 2001 from $1.0 million for the year ended December 31, 2000. The increase is due to the recognition of a full year of amortization of stock option compensation expense in 2001 compared to 2000. These costs relate to options granted in 2000, 1999, 1998 and 1997 under our stock option plans with exercise prices deemed to be at less than fair value of the common stock at the date of grant. During the year ended December 31, 2000, additional options were granted with exercise prices at less than fair value resulting in $3.7 million in deferred compensation, which is being recognized ratably over the vesting period of the options.

  Restructuring Charge

     During the year ended December 31, 2001, the Company incurred a restructuring charge of $0.4 million as a result of certain actions taken to reduce our cost structure. The charge was primarily for costs associated with severing employees, including severance packages and outplacement costs for 30 terminated employees. All functional areas were affected by the reduction in force. As of December 31, 2001, no payments have been made, however, all severance payments were made during the first quarter of 2002. Expected future cost reductions are not expected to be significant.

  Other Income, Net

     Other income increased $0.2 million to $3.3 million for the year ended December 31, 2001 from $3.1 million for the year ended December 31, 2000. The increase results from interest income derived from a full year of interest revenue in 2001 earned on net proceeds of $78.9 million received from our initial public offering in August 2000.

FISCAL YEAR ENDED DECEMBER 31, 2000 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1999

  Revenue

     Total revenue increased $11.6 million to $13.6 million for the year ended December 31, 2000 from $2.0 million for the year ended December 31, 1999. The increase in revenue during the year ended December 31, 2000, resulted primarily from an increase in license fees associated with the sale of licenses for various products under our reseller agreements and the direct sale of our SafetyFirst (formerly "Wireless 911"), Location Manager and IN Location (formerly "local.info") products. The increase in related professional services results primarily from professional services contracted under our reseller agreements and from the sale of our IN Location product. During the year ended December 31, 2000, 26%, 17%, 15%, 12% and 11%, respectively, of our revenue resulted from sales to Lucent Technologies, Inc., AT&T Wireless, Sprint, Compaq Computer and Siemens.

     License fees. License fee revenue increased $9.4 million to $10.3 million for the year ended December 31, 2000 from $0.9 million for the year ended December 31, 1999. The increase in license fee revenue during the year ended December 31, 2000 resulted primarily from the sale of licenses for various products under our reseller agreements and the direct sale of our IN Location, Location Manager and SafetyFirst products. The license fees for the year ended December 31, 1999 were derived primarily from our SafetyFirst product.

     Maintenance fees. Maintenance fee revenue increased $10,000 to $297,000 for the year ended December 31, 2000 from $287,000 for the year ended December 31, 1999. The change in maintenance fee revenue is attributable primarily to the timing of maintenance start-up in relation to the sale of our licenses.

     Professional services and other. Professional services and other revenue increased $2.2 million to $3.0 million for the year ended December 31, 2000 from $0.8 million for the year ended December 31, 1999. The increase resulted primarily from installation, training, consultation services and sale of third-party software provided for in the sale of various products under our reseller agreements, the direct sale of our IN Location product and the services associated with performance of introductory product trials and demonstrations.

  Cost of Revenue

     Cost of revenue increased $2.5 million to $4.2 million for the year ended December 31, 2000 from $1.8 million for the year ended December 31, 1999. The dollar increase in cost of sales was due primarily to the growth in operations personnel to 34 at December 31, 2000 from 14 at December 31, 1999, which accounted for $1.3 million of the increase, an increase of $0.7 million relating to increased operations consulting and travel costs, and an increase of $0.4 million resulting from the cost of third party products associated with the introductory product trials and the sale of our IN Location product. As a percentage of total revenue, cost of revenue decreased to 31% for the year ended December 31, 2000 from 91% for the year ended December 31, 1999. This decrease resulted from greater revenue in 2000 to cover fixed costs and additional revenue in excess of the incremental cost of revenue.

  Selling, General and Administrative

     Selling, general and administrative costs increased $9.4 million to $13.3 million for the year ended December 31, 2000 from $3.9 million for the year ended December 31, 1999. The change was due primarily to an increase in selling, general and administrative personnel to 89 as of December 31, 2000 from 22 as of December 31, 1999, which represented $6.7 million of the change, an increase of $0.9 million in consulting costs, an increase of $1.2 million in travel expenses, an increase of $0.3 million in marketing expenses, and an increase of $0.3 million in operating costs resulting from the purchase of Bfound.com Services, Inc. which was completed in May 2000.

  Research and Development

     Research and development expenses increased $6.6 million to $10.0 million for the year ended December 31, 2000 from $3.4 million for the year ended December 31, 1999. The change in research and development costs was due primarily to an increase in research and development personnel to 77 as of December 31, 2000 from 27 as of December 31, 1999, which represented $4.1 million of the change, an increase of $2.0 million in consulting costs resulting from the use of project specific contract consultants to accelerate development efforts, an increase in travel costs of $0.3 million, and an increase of $0.2 million in operating costs resulting from the purchase of Bfound.com Services, Inc. completed in May 2000.

  Depreciation and Amortization

     Depreciation and amortization increased $1.3 million to $1.5 million for the year ended December 31, 2000 from $0.2 million for the year ended December 31, 1999. The increase was due primarily to an increase of $0.7 million in the amortization of intangible assets during the year ended December 31, 2000, resulting from the acquisition of Bfound.com Services, Inc. completed in May 2000. Depreciation expense increased as a result of an increase in equipment and leasehold improvements to $4.9 million at December 31, 2000 from $1.0 million at December 31, 1999.

  Stock Option Compensation Expense

     Stock option compensation expense increased $0.7 million to $1.0 million for the year ended December 31, 2000 from $0.3 million for the year ended December 31, 1999. These costs relate to options granted in 2000, 1999, 1998 and 1997 under our stock option plans with exercise prices deemed to be at less than fair value of the common stock at the date of grant. During the year ended December 31, 2000, additional options were granted with exercise prices at less than fair value resulting in $3.7 million in deferred compensation, which is being recognized ratably over the vesting period of the options.

  Other Income, Net

     Other income increased $3.1 million to $3.1 million for the year ended December 31, 2000 from $10,000 for the year ended December 31, 1999. The increase results primarily from interest income derived from higher cash and cash equivalents balances resulting from proceeds from the private placement in January 2000, and net proceeds of $78.9 million received upon the completion of an initial public offering in August 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception and until our initial public offering in August 2000, we financed our operations primarily through the private offering of redeemable, convertible preferred stock which totaled $44.3 million, net of issuance costs. In addition, we financed our operations through an equipment loan, capitalized leases and short-term bridge loans. Upon completion of our initial public offering, a total of 5,060,000 common shares were sold to the public, which resulted in net proceeds to the Company after expenses of $78.9 million. Additionally, upon completion of the initial public offering, all the redeemable, convertible preferred stock converted into common stock. We also receive funds, from time to time, from the exercise of options to purchase shares of our stock.

     During the year ended December 31, 2001, cash and cash equivalents decreased $20.9 million. This decrease resulted from cash used in operating activities of $20.2 million and cash used in investing activities of $0.8 million offset by cash provided by financing activities of $0.1 million.

     Net cash used in operating activities of $20.2 million during the year ended December 31, 2001 resulted primarily from net operating losses, which reflect our continued investment in growth and due to cash expenditures for prepaid expenses and other assets. This cash usage is offset by the net change in accounts receivable, other accrued expenses and deferred revenue.

     Net cash used by investing activities of $0.8 million for the year ending December 31, 2001, resulted primarily from a $1.9 million cash investment in the acquisition of mobilePosition AB completed in May 2001, a $0.3 million strategic investment in Ahead Mobile, Inc. in December 2001 and capital expenditures of $4.5 million expended in our expansion efforts and increased personnel to 263 at December 31, 2001 from 200 at December 31, 2000. This usage is offset by net investment maturities of $5.9 million. As of December 31, 2001, we had cash, cash equivalents, restricted cash and marketable short-term and long-term investments of $59.2 million.

     Net cash provided by financing activities of $0.1 million in the year ended December 31, 2001, resulted primarily from cash provided by the exercise of stock options.

     As of December 31, 2001, our principal commitments consisted of obligations outstanding under operating lease obligations, which total approximately $7.1 million over the next five years. In addition, we have a revolving line of credit agreement providing for borrowings up to $0.4 million through April 2002. No borrowings were outstanding under this line of credit as of December 31, 2001.

     We believe that our current cash and investment securities will be sufficient to meet our current operating cash needs and that there will be no need to seek additional capital. However, if our plans or assumptions change or are inaccurate or if we make any acquisitions, we may need to seek capital either through public or private debt or equity offerings. If we raise funds through the issuance of equity securities, the percentage ownership of our then-current stockholders may be reduced and the holders of new equity securities may have rights, preferences or privileges senior to our common stock. If we obtain additional funds through a bank credit facility or through issuance of debt securities or preferred stock, this indebtedness or preferred stock would have rights senior to the rights of our common stock, and their terms could impose significant restrictions on our operations. If we are unable to obtain additional financing, we may be required to reduce the scope of our planned expansion, product development and marketing efforts which could have an adverse impact on our business, financial condition and operating results.

     Based on our operating experience to date, we have not experienced significant seasonality in our sales. Additionally, we do not expect that inflation will have a material effect on our results of operations.

     Other than disclosed below, we have no other contractual cash obligations or other commercial commitments. As a result, certain tabular disclosure regarding other contractual cash obligations such as long-term debt, capital lease obligations, unconditional purchase obligations and commercial commitments have been omitted.

                                                                     PAYMENTS DUE BY PERIOD
                                                      ----------------------------------------------------
                                                               LESS THAN                            AFTER
CONTRACTUAL CASH OBLIGATIONS                          TOTAL     1 YEAR     1-3 YEARS   4-5 YEARS   5 YEARS
----------------------------                          ------   ---------   ---------   ---------   -------
                                                                         (IN THOUSANDS)
Operating Lease Obligations.........................  $7,122    $1,975      $3,185      $1,962      $  --
Other Long-Term Obligations.........................      --        --          --          --         --
                                                      ------    ------      ------      ------      -----
  Total Contractual Cash Obligations................  $7,122    $1,975      $3,185      $1,962      $  --
                                                      ======    ======      ======      ======      =====

                                                      AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                                -------------------------------------------------------
                                                  TOTAL
                                                 AMOUNTS    LESS THAN
OTHER COMMERCIAL COMMITMENTS                    COMMITTED    1 YEAR     1-3 YEARS   4-5 YEARS   5 YEARS
----------------------------                    ---------   ---------   ---------   ---------   -------
                                                                    (IN THOUSANDS)
Standby Letters of Credit.....................    $550        $  --       $456         $94       $  --
Other Commercial Commitments..................      --           --         --          --          --
                                                  ----        -----       ----         ---       -----
  Total Commercial Commitments................    $550        $  --       $456         $94       $  --
                                                  ====        =====       ====         ===       =====

RELATED PARTY TRANSACTIONS

     Certain consulting services were provided by a company, of which a member of our Board of Directors is Vice President and partner. The payments related to these services totaled $1,219,886 and $61,500 in 2001 and 2000, respectively. There were no payments to this company in 1999. Other consulting services were provided to the Company by relatives of an officer of the Company. Payments related to these services approximated $99,275, $131,717 and $103,000 in 2001, 2000 and 1999, respectively. Other consulting services were provided by a company, of which a member of our Board of Directors is the Managing Director. Payments related to this service were $787,592 for 2001. No payments were made for these services during 2000 and 1999. The transactions were approved by the Board of Directors and payments for services are at market value.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 141 "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Under these new standards, all acquisitions subsequent to June 30, 2001 must be accounted for under the purchase method of accounting, and purchased goodwill is no longer amortized over its useful life. Rather, goodwill will be subject to a periodic impairment test based upon its fair value. We do not expect any impact from adopting the provisions of SFAS No. 141. We have not yet determined the impact of adopting SFAS No. 142. We expect to complete valuation activities prior to March 31, 2002 and expect to report any changes in our first quarterly report of 2002. As of December 31, 2001, we evaluated the recoverability of our long-lived assets using various valuation methodologies, and determined that there was not an indication of impairment. Subsequent market value decreases or other changes in the valuation assumptions may prompt further impairment tests and may cause a related impairment charge in subsequent periods.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 established accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. Under SFAS 143, the costs for retiring an asset will be recorded as a liability when the retirement obligation arises and will be amortized to expense over the life of the asset. We do not believe the adoption of this statement will have a material impact on the Company's financial position, results of operations or cash flows.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment and disposal of long-lived assets and discontinued operations. We do not expect any impact from adopting this standard.

CRITICAL ACCOUNTING POLICIES

     Our consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. Critical accounting policies and estimates that most impact our consolidated financial statements are those that relate to our revenue recognition, intangibles, investments and equipment and leasehold improvements. A summary of our significant accounting policies can be found in the Notes to our Consolidated Financial Statements. Presented below is a description of the accounting policies we deem critical to understanding our consolidated financial statements.

     Revenue Recognition: We earn revenue primarily from license fees, maintenance fees and professional services sold through direct sales or through our channel partners. Our license arrangements, which do not provide for a right of return, are primarily perpetual licenses. We also offer different levels of maintenance and support arrangements, which provide the customer the right to receive error and bug fix releases and version releases of the product made available during the license term

     We recognize revenue in accordance with Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"), as amended by SOP 98-9, and generally recognize revenue when all of the following criteria are met as set forth in paragraph 8 of SOP 97-2: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed and determinable; and (4) collectibility is probable. We define each of these four criteria above as follows:

          Persuasive evidence of an arrangement exists. It is our customary practice to have a written contract, which is signed by both the customer and the Company, or in situations where a contract is not required a customer purchase order has been received.

          Delivery has occurred. Our software may be either physically or electronically delivered to the customer. Delivery is deemed to have occurred upon the earlier of notification by the customer of acceptance or the software product has been moved into production by the customer. If undelivered products or services exist in an arrangement that are essential to the functionality of the delivered product, delivery is not considered to have occurred until these products or services are delivered.

          The fee is fixed and determinable. Our customers generally pay a per-subscriber fee or a capacity-based transaction fee for our products, which are negotiated at the outset of an arrangement. Subscriber-based licenses can be purchased for a specific number of users, or pay recurring annual, quarterly or monthly fees per subscriber. For perpetual licenses, additional license fees are due when the total number of subscribers using our products increases beyond the specified number for which a license was purchased. For capacity-based pricing, customers pay for the ability to process a maximum number of subscriber transactions per month. If more capacity is needed, more licenses must be purchased. Arrangement fees are generally due within one year or less from product delivery. Fees payable to the Company pursuant to payment schedules that extend beyond our customary payment terms are deemed not fixed or determinable, and revenue from such arrangements is recognized as payments become due.

          Collectibility is probable. Collectibility is assessed on a customer-by-customer basis. We typically sell to customers with high credit ratings and solid payment practices. New customers are subjected to a credit review process, in which we evaluate the customers' financial positions and ultimately their ability to pay. If it is determined from the outset of an arrangement that collectibility is not probable based upon our credit review process, revenue is recognized as cash payments are received.

     We allocate revenue on software arrangements involving multiple elements to each element based on the relative fair value of each element. Our determination of fair value of each element in multiple element arrangements is based on vendor-specific objective evidence ("VSOE"). We limit our assessment of VSOE to the price charged when the same element is sold separately. We have analyzed all of the elements included in our multiple-element arrangements and determined that we have sufficient VSOE to allocate revenue to maintenance and support services and professional service components of our license arrangements. We sell our professional services separately, and have established VSOE on this basis. VSOE for maintenance and support services is based on the customer's annual renewal rates for these elements. Accordingly, assuming all other revenue recognition criteria are met, revenue from licenses is recognized on delivery using the residual method in accordance with SOP 98-9, and revenue from maintenance and support services is recognized ratably over the respective term. We recognize revenue from time-based licenses ratably over the license term.

     Our professional services generally are not essential to the functionality of the software. Our software products are fully functional upon delivery and implementation and do not require any significant modification or alteration. Customers purchase these professional services to facilitate the adoption of our technology and dedicate personnel to participate in the services being performed, but they may also decide to use their own resources or appoint other professional service organizations to provide these services. Software products are typically billed separately and independently from professional services, which are generally billed either on a time-and-materials or a milestone-achieved basis. We generally recognize revenue from professional services as the services are performed.

     Accounts receivable is recorded net of allowance for doubtful accounts totaling $2.1 million and zero as of December 31, 2001 and 2000, respectively. We regularly review the adequacy of our accounts receivable allowance after considering the size of the accounts receivable aging, the ages of each invoice, each customer's expected ability to pay and our collection history with each customer. We review any invoice greater than 90 days past due to determine if an allowance is appropriate based on the risk category using the factors discussed above. The allowance for doubtful accounts represents our best estimate, but changes in circumstances relating to accounts receivable may result in additional allowances or recoveries in the near future.

     Intangibles: We review long-lived assets, including intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future cash flow expected to be generated from the operation of that asset. If assets are considered to be impaired, the impairment to be recognized is measured by the amount in which the carrying amount of the assets exceeds the fair market value of the assets. An asset's fair value will be determined by future discounted net cash flows expected to be generated by the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. There were no impairment losses during the years ended December 31, 2001, 2000 or 1999. Through December 31, 2001, goodwill was amortized over a 60-month period, using the straight-line method. As discussed above in "Recent Accounting Pronouncements" we will adopt FAS No. 141 "Business Combinations" and FAS No. 142 "Goodwill and Other Intangibles" as of January 1, 2002. As a result, goodwill and certain intangible assets will not be amortized, but instead, will be reviewed for impairment at least annually, in accordance with the provisions of this statement.

     Investments: We classify our investments in debt securities as held-to-maturity. Held-to-maturity securities require that we have the positive intent and the ability to hold a security to maturity. Held to maturity securities are valued at amortized cost.

     Our investment policy prohibits the Company from engaging in investment activities that would be considered speculative according to the principles of conservative investment management. A speculative investment is defined as an assumption of risk in anticipation of gain while recognizing a higher than average possibility of loss. Additionally, investments are limited to high credit quality securities. Approved securities, minimum ratings and portfolio concentration limitations are specifically identified in the investment policy. Derivative instruments of any kind are not included as approved securities.

     Equipment and Leasehold Improvements: Equipment and leasehold improvements are recorded at cost and reduced by provisions to recognize economic impairment in value when management determines that such impairment has occurred. Indications of impairment include property abandonment, damage and obsolescence. Cost of maintenance and repairs are charged to operations as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from 3 to 5 years. Amortization of leasehold improvements is calculated over the lesser of the lease term or the estimated useful lives of the improvements, which is estimated at 10 years.

FACTORS THAT MAY AFFECT FUTURE RESULTS

BECAUSE THE WIRELESS INDUSTRY IS STILL EVOLVING, IT MAY BE DIFFICULT FOR YOU TO EVALUATE OUR BUSINESS AND PROSPECTS.

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

WE HAVE A HISTORY OF SIGNIFICANT LOSSES AND NEGATIVE CASH FLOWS AND EXPECT TO INCUR LOSSES AND CONTINUED NEGATIVE CASH FLOWS THROUGH 2003.

     We have not been profitable since we began our business. We incurred net losses attributable to common stockholders of $29.1 million for the year ended December 31, 2001, $15.5 million for the year ended December 31, 2000, $8.6 million for the year ended December 31, 1999 and $5.3 million for the year ended December 31, 1998. As of December 31, 2001, we had an accumulated deficit of $60.8 million. We expect to continue to incur losses, which may be substantial, and generate negative cash flows from operations for the next year. Our revenue must grow substantially if we are to offset our current operating expenses and become profitable. Since our inception through December 31, 2001, we have generated $39.1 million in revenue. Our objective is to realize profitability during at least one quarter in 2003, however, there can be no assurance that we will achieve profitability in a quarter, or if we do, that we would be able to sustain or increase profitability in following quarters. Future net losses could cause our stock price to decline.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The following discusses our exposure to market risk related to changes in interest rates and foreign currency exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in "Factors That May Affect Future Results" section. As of December 31, 2001, we had short-term investments of $15.5 million and long-term investments of $5.6 million. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rates by 10% from the December 31, 2001 rates would cause the fair value of these investments to change by an insignificant amount. We have the ability to hold these investments until maturity, and therefore we do not expect the value of these investments to be affected to any significant degree by the effect of a sudden change in market interest rates. Declines in interest rates over time will, however, reduce our interest income.

     During the year ended December 31, 2001, approximately 28% of our revenue resulted from sales outside the United States, predominantly in Europe. Fluctuations in the value of foreign currencies relative to the United States dollar could cause us to incur currency exchange losses. We expect that as a result of our partner sales channel strategy that we will be paid in United States dollars for the majority of our international sales. However, to the extent our international revenue increases and we are paid in currency other than United States dollars, we will be exposed to greater foreign currency exchange risk. We have experienced some fluctuation in the value of payments made to us in currencies other than United States dollars. Although these fluctuations have not materially affected our financial results, these types of fluctuations subject us to potential foreign currency gains and losses that may have a material effect on our financial results in the future. Additionally, we do not maintain significant asset or cash account balances in currencies other than the United States dollar. Therefore, we do not believe that we currently have any significant direct foreign currency exchange rate risk.

     We have not engaged in foreign currency or other hedging activities and do not enter into derivative financial instrument transactions for trading, speculative or any other purposes. We have no experience with any such activities or transactions, and if we enter into them in the future, we could incur substantial losses on these activities. Our investment policy prohibits the Company from engaging in investment activities that would be considered speculative according to the principles of conservative investment management. A speculative investment is defined as an assumption of risk in anticipation of gain while recognizing a higher than average possibility of loss. Additionally, investments are limited to high credit quality securities. Approved securities, minimum ratings and portfolio concentration limitations are specifically identified in the investment policy. Derivative instruments of any kind are not included as approved securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Please see pages F-1 through F-19.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEMS 10, 11, 12 AND 13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT;
                         EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by these Items is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held May 23, 2002 (which Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2002).

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as part of this report:

     1. Financial Statements. The following consolidated financial statements of the Registrant and Independent Auditors Report thereon are presented on pages F-1 through F-19:

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

     (b) Reports On Form 8-K. None

     (c) Exhibits. The following exhibits are filed herewith:

EXHIBIT
NUMBER                              DESCRIPTION                             LOCATION
-------                             -----------                             --------
          2.1           -- Share Purchase Agreement by and    Incorporated by reference to Exhibit
                           among the Registrant, European     2.1 to the Company's Form 8-K filed
                           Digital Partners Ltd., Qino        May 29, 2001.
                           Flagship Ltd., Alpha Venture
                           Capital Fund Management S.A. and
                           certain founding and other
                           Shareholders
          2.2           -- Share Purchase Agreement by and    Incorporated by reference to Exhibit
                           between the Registrant and         2.2 to the Company's Form 8-K filed
                           certain other shareholders of      May 29, 2001.
                           mobilePosition
          3.1           -- Second Amended and Restated        Incorporated by reference to Exhibit
                           Certificate of Incorporation       3.1 to the Company's Form S-1
                                                              Registration Statement No. 333-34670
          3.2           -- Bylaws                             Incorporated by reference to Exhibit
                                                              3.2 to the Company's Form S-1
                                                              Registration Statement No. 333-34670
         10.1           -- Series C Preferred Stock Purchase  Incorporated by reference to Exhibit
                           Agreement between Series C         10.1 to the Company's Form S-1
                           Investors and the Registrant       Registration Statement No. 333-34670
         10.2           -- Purchase Agreement between         Incorporated by reference to Exhibit
                           Bfound.com Services, Inc. and the  10.2 to the Company's Form S-1
                           Registrant                         Registration Statement No. 333-34670
         10.3           -- Investors' Rights Agreement        Incorporated by reference to Exhibit
                           Between Certain Investors, David   10.3 to the Company's Form S-1
                           Hose, Mark Flolid, Jim Fitch and   Registration Statement No. 333-34670
                           the Registrant
         10.4           -- Amendment One to Investors'        Incorporated by reference to Exhibit
                           Rights Agreement                   10.4 to the Company's Form S-1
                                                              Registration Statement No. 333-34670

EXHIBIT
NUMBER                              DESCRIPTION                             LOCATION
-------                             -----------                             --------
         10.5           -- Amendment Two to Investors'        Incorporated by reference to Exhibit
                           Rights Agreement                   10.5 to the Company's Form S-1
                                                              Registration Statement No. 333-34670
         10.6           -- Lease Agreement by and between     Incorporated by reference to Exhibit
                           Walnut Canyon Partners and the     10.6 to the Company's Form S-1
                           Registrant                         Registration Statement No. 333-34670
         10.7           -- SignalSoft Corporation             Incorporated by reference to Exhibit
                           Nonqualified Stock Option Plan     10.7 to the Company's Form S-1
                           (1995), as amended                 Registration Statement No. 333-34670
         10.8           -- Form of Stock Option Agreement     Incorporated by reference to Exhibit
                                                              10.8 to the Company's Form S-1
                                                              Registration Statement No. 333-34670
         10.9           -- SignalSoft Corporation Equity      Incorporated by reference to Exhibit
                           Incentive Plan                     10.9 to the Company's Form S-1
                                                              Registration Statement No. 333-34670
         10.10          -- Form of Indemnification Agreement  Incorporated by reference to Exhibit
                                                              10.10 to the Company's Form S-1
                                                              Registration Statement No. 333-34670
         10.11          -- SignalSoft Corporation             Incorporated by reference to Exhibit
                           Nonqualified Stock Option Plan     10.2 to the Company's Form S-8 filed
                           (2000)                             January 26, 2001
         10.12          -- Registration Rights Agreement      Incorporated by reference to Exhibit
                           between the Registrant and the     10.1 to the Company's Form 8-K filed
                           former holders of shares of        May 29, 2001
                           capital stock of mobilePosition
                           AB
         10.13          -- Lease Agreement by and between     Filed herewith electronically
                           5665 Flatiron Parkway, Ltd. and
                           the Registrant
         21.1           -- Subsidiaries of the Registrant     Filed herewith electronically
         23.1           -- Consent of KPMG LLP                Filed herewith electronically

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

Dated: March 15, 2002

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

                      SIGNATURE                                   CAPACITY                   DATE
                      ---------                                   --------                   ----
                  /s/ DAVID A. HOSE                    Chief Executive Officer,         March 15, 2002
-----------------------------------------------------    President and Chairman of the
                    David A. Hose                        Board of Directors (Principal
                                                         Executive Officer)

                /s/ ANDREW M. MURRAY                   Senior Vice President of         March 15, 2002
-----------------------------------------------------    Finance, Chief Financial
                  Andrew M. Murray                       Officer and
                                                         Secretary-Treasurer
                                                         (Principal Financial Officer
                                                         and Principal Accounting
                                                         Officer)

                 /s/ MARK H. FLOLID                    Executive Vice President of      March 15, 2002
-----------------------------------------------------    Corporate Development and
                   Mark H. Flolid                        Director

              /s/ CHARLES P. WAITE, JR.                Director                         March 15, 2002
-----------------------------------------------------
                Charles P. Waite, Jr.

                /s/ B. HOLT THRASHER                   Director                         March 15, 2002
-----------------------------------------------------
                  B. Holt Thrasher

                 /s/ ERIC L. DOGGETT                   Director                         March 15, 2002
-----------------------------------------------------
                   Eric L. Doggett

                /s/ PERRY M. LAFORGE                   Director                         March 15, 2002
-----------------------------------------------------
                  Perry M. LaForge

                    SIGNALSOFT CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Independent Auditors' Report................................       F-2
Consolidated Balance Sheets as of December 31, 2001 and
  2000......................................................       F-3
Consolidated Statements of Operations and Comprehensive Loss
  for the years ended December 31, 2001, 2000 and 1999......       F-4
Consolidated Statements of Stockholders' Equity (Deficit)
  for the years ended December 31, 2001, 2000 and 1999......       F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 2001, 2000 and 1999..........................       F-6
Notes to Consolidated Financial Statements..................  F-7-F-19

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
SignalSoft Corporation:

     We have audited the accompanying consolidated balance sheets of SignalSoft Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SignalSoft Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                            KPMG LLP

Boulder, Colorado
January 28, 2002

                    SIGNALSOFT CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  2001           2000
                                                              ------------   ------------
                                         ASSETS

Current assets:
  Cash and cash equivalents.................................  $ 37,490,020   $ 58,374,899
  Trade accounts receivable, net............................     2,610,779      7,964,648
  Prepaid expenses and other................................     2,027,578      1,307,509
  Short-term investments, held to maturity..................    15,504,541     18,072,154
                                                              ------------   ------------
          Total current assets..............................    57,632,918     85,719,210
Equipment and leasehold improvements, net...................     5,972,783      3,579,067
Intangible and other assets, net............................    16,297,783      3,838,969
Restricted cash.............................................       617,336             --
Cost based investments......................................     2,158,301      1,863,650
Long-term investments, held to maturity.....................     5,562,840      8,869,788
                                                              ------------   ------------
          Total assets......................................  $ 88,241,961   $103,870,684
                                                              ============   ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Capital lease obligations.................................  $         --   $     26,589
  Trade accounts payable....................................       666,228        872,151
  Accrued restructuring charge..............................       352,000             --
  Accrued compensation payable..............................     2,189,989      1,924,942
  Other accrued expenses....................................     1,235,472        931,618
  Deferred revenue..........................................       288,514      1,340,244
                                                              ------------   ------------
          Total current liabilities.........................     4,732,203      5,095,544
Stockholders' equity:
  Preferred stock, par value $.001, 10,000,000 shares
     authorized, none issued................................            --             --
  Common stock, par value $.001, 65,000,000, shares
     authorized and 25,193,937 and 23,509,765 shares issued
     and outstanding in 2001 and 2000, respectively.........        25,194         23,510
  Additional paid-in capital................................   146,525,592    133,782,219
  Deferred stock option compensation........................    (2,102,109)    (3,222,919)
  Accumulated deficit.......................................   (60,784,038)   (31,732,358)
  Treasury shares, at cost (5,370 shares, par value
     $.001).................................................       (28,622)       (28,622)
  Accumulated other comprehensive loss......................      (126,259)       (46,690)
                                                              ------------   ------------
          Total stockholders' equity........................    83,509,758     98,775,140
                                                              ------------   ------------
Commitments and contingencies (note 12)
          Total liabilities and stockholders' equity........  $ 88,241,961   $103,870,684
                                                              ============   ============

          See accompanying notes to consolidated financial statements.

                    SIGNALSOFT CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                              YEARS ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                          2001           2000          1999
                                                      ------------   ------------   -----------
Revenue:
  License fees......................................  $ 17,032,430   $ 10,316,664   $   882,557
  Maintenance fees..................................       582,653        297,041       287,301
  Professional services and other...................     2,766,957      3,034,929       785,915
                                                      ------------   ------------   -----------
          Total revenue.............................    20,382,040     13,648,634     1,955,773
Cost of revenue (exclusive of stock option
  compensation expense of $167,727, $152,609 and
  $30,256 for the years ending December 31, 2001,
  2000 and 1999, respectively)......................     7,227,530      4,243,286     1,777,142
                                                      ------------   ------------   -----------
          Gross profit..............................    13,154,510      9,405,348       178,631
Operating expenses:
  Selling, general and administrative (exclusive of
     stock option compensation expense of $659,656,
     $542,159, and $118,712 for the years ending
     December 31, 2001, 2000 and 1999,
     respectively)..................................    25,525,338     13,305,311     3,934,617
  Research and development (exclusive of stock
     option compensation expense of $293,427,
     $256,298, and $109,017 for the years ending
     December 31, 2001, 2000 and 1999,
     respectively)..................................    13,924,765      9,959,998     3,399,410
  Depreciation and amortization.....................     4,613,967      1,521,619       191,679
  Stock option compensation expense.................     1,120,810        951,066       257,985
  Restructuring expense.............................       352,000             --            --
                                                      ------------   ------------   -----------
          Total operating expenses..................    45,536,880     25,737,994     7,783,691
                                                      ------------   ------------   -----------
          Loss from operations......................   (32,382,370)   (16,332,646)   (7,605,060)
  Interest and other income, net....................     3,330,690      3,062,198         9,959
                                                      ------------   ------------   -----------
          Loss before minority interest.............   (29,051,680)   (13,270,448)   (7,595,101)
Minority interest in net loss of subsidiary.........            --         50,453            --
                                                      ------------   ------------   -----------
          Net loss..................................   (29,051,680)   (13,219,995)   (7,595,101)
Other comprehensive loss -- foreign currency
  translation adjustment............................       (79,569)       (46,690)           --
                                                      ------------   ------------   -----------
          Comprehensive loss........................  $(29,131,249)  $(13,266,685)  $(7,595,101)
                                                      ============   ============   ===========
Preferred stock dividend requirement and accretion
  of redeemable, convertible preferred stock to
  redemption value..................................            --     (2,260,225)   (1,021,176)
                                                      ------------   ------------   -----------
          Net loss attributable to common
            stockholders............................  $(29,051,680)  $(15,480,220)  $(8,616,277)
                                                      ============   ============   ===========
Loss per share -- basic and diluted.................  $      (1.18)  $      (1.14)  $     (1.35)
                                                      ============   ============   ===========
Weighted average number of common shares
  outstanding -- basic and diluted..................    24,531,366     13,605,562     6,387,220
                                                      ============   ============   ===========

          See accompanying notes to consolidated financial statements.

                    SIGNALSOFT CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                            COMMON STOCK         ADDITIONAL      DEFERRED
                                        ---------------------     PAID-IN      STOCK OPTION   ACCUMULATED    TREASURY
                                          SHARES      AMOUNT      CAPITAL      COMPENSATION     DEFICIT       STOCK
                                        ----------   --------   ------------   ------------   ------------   --------
Balances at December 31, 1998.........   6,386,666   $ 63,867   $    689,483   $  (178,462)   $ (7,635,861)  $     --
Change to $.001 per share par value
  for common stock....................          --    (57,480)        57,480            --              --         --
Exercise of common stock options......       6,970          7          4,524            --              --         --
Accretion of redeemable, convertible
  preferred stock to redemption
  value...............................          --         --             --            --      (1,021,176)        --
Issuance of common stock options at
  less than fair value................          --         --        546,733      (546,733)             --         --
Amortization of deferred stock option
  compensation........................          --         --             --       257,985              --         --
Common stock warrants issued in
  connection with debt................          --         --        122,626            --              --         --
Net loss..............................          --         --             --            --      (7,595,101)        --
                                        ----------   --------   ------------   -----------    ------------   --------
Balances at December 31, 1999.........   6,393,636      6,394      1,420,846      (467,210)    (16,252,138)        --
Exercise of common stock options......     492,521        493        213,982            --              --         --
Issuance of common stock in purchase
  of wholly-owned subsidiary..........     558,323        558      2,975,303            --              --         --
Conversion of warrants to common
  stock...............................      24,113         24         10,940            --              --         --
Issuance of common stock in initial
  public offering, net of offering
  costs of $7,137,225.................   5,060,000      5,060     78,877,715            --              --         --
Conversion of preferred stock to
  common stock in initial public
  offering............................  10,981,172     10,981     46,576,658            --              --         --
Purchase of treasury stock............          --         --             --            --              --    (28,622)
Accretion of redeemable, convertible
  preferred stock to redemption
  value...............................          --         --             --            --      (2,260,225)        --
Issuance of common stock options at
  less than fair value................          --         --      3,706,775    (3,706,775)             --         --
Amortization of deferred stock option
  compensation........................          --         --             --       951,066              --         --
Foreign currency translation
  adjustment..........................          --         --             --            --              --         --
Net loss..............................          --         --             --            --     (13,219,995)        --
                                        ----------   --------   ------------   -----------    ------------   --------
Balance at December 31, 2000..........  23,509,765     23,510    133,782,219    (3,222,919)    (31,732,358)   (28,622)
  Stock issuance costs................          --         --        (23,659)           --              --         --
  Exercise of common stock options....     154,167        154        111,802            --              --         --
  Issuance of common stock in purchase
    of wholly-owned subsidiary........   1,530,005      1,530     12,579,467            --              --         --
  Stock option compensation from
    issuance of common stock
    options...........................          --         --         75,763            --              --         --
  Amortization of deferred stock
    option compensation...............                                    --     1,120,810              --         --
  Foreign currency translation
    adjustment........................          --         --             --            --              --         --
  Net loss............................          --         --             --            --     (29,051,680)        --
                                        ----------   --------   ------------   -----------    ------------   --------
Balance at December 31, 2001..........  25,193,937   $ 25,194   $146,525,592   $(2,102,109)   $(60,784,038)  $(28,622)
                                        ==========   ========   ============   ===========    ============   ========

                                         ACCUMULATED
                                            OTHER             TOTAL
                                        COMPREHENSIVE     STOCKHOLDERS'
                                            LOSS        EQUITY (DEFICIT)
                                        -------------   -----------------
Balances at December 31, 1998.........    $      --       $ (7,060,973)
Change to $.001 per share par value
  for common stock....................           --                 --
Exercise of common stock options......           --              4,531
Accretion of redeemable, convertible
  preferred stock to redemption
  value...............................           --         (1,021,176)
Issuance of common stock options at
  less than fair value................           --                 --
Amortization of deferred stock option
  compensation........................           --            257,985
Common stock warrants issued in
  connection with debt................           --            122,626
Net loss..............................           --         (7,595,101)
                                          ---------       ------------
Balances at December 31, 1999.........           --        (15,292,108)
Exercise of common stock options......           --            214,475
Issuance of common stock in purchase
  of wholly-owned subsidiary..........           --          2,975,861
Conversion of warrants to common
  stock...............................           --             10,964
Issuance of common stock in initial
  public offering, net of offering
  costs of $7,137,225.................           --         78,882,775
Conversion of preferred stock to
  common stock in initial public
  offering............................           --         46,587,639
Purchase of treasury stock............           --            (28,622)
Accretion of redeemable, convertible
  preferred stock to redemption
  value...............................           --         (2,260,225)
Issuance of common stock options at
  less than fair value................           --                 --
Amortization of deferred stock option
  compensation........................           --            951,066
Foreign currency translation
  adjustment..........................      (46,690)           (46,690)
Net loss..............................           --        (13,219,995)
                                          ---------       ------------
Balance at December 31, 2000..........      (46,690)        98,775,140
  Stock issuance costs................           --            (23,659)
  Exercise of common stock options....           --            111,956
  Issuance of common stock in purchase
    of wholly-owned subsidiary........           --         12,580,997
  Stock option compensation from
    issuance of common stock
    options...........................           --             75,763
  Amortization of deferred stock
    option compensation...............           --          1,120,810
  Foreign currency translation
    adjustment........................      (79,569)           (79,569)
  Net loss............................           --        (29,051,680)
                                          ---------       ------------
Balance at December 31, 2001..........    $(126,259)      $ 83,509,758
                                          =========       ============

          See accompanying notes to consolidated financial statements.

                    SIGNALSOFT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             YEARS ENDED
                                                              -----------------------------------------
                                                                  2001           2000          1999
                                                              ------------   ------------   -----------
Cash flows from operating activities:
  Net loss..................................................  $(29,051,680)  $(13,219,995)  $(7,595,101)
  Adjustments to reconcile net loss to net cash used by
    operating activities:
    Depreciation and amortization...........................     4,826,726      1,620,939       214,318
    Amortization of discount on advances under research and
      development arrangements..............................            --             --        13,212
    Allowance for doubtful accounts.........................     2,136,000             --            --
    Compensation and interest expense related to issuance of
      common stock options and warrants.....................     1,120,810        951,066       380,611
    Minority interest in loss of subsidiary.................            --        (50,453)           --
    Other, net..............................................            --        (19,593)           --
    Changes in operating assets and liabilities:
      Trade accounts receivable.............................     3,222,879     (7,509,156)     (256,226)
      Prepaid expenses and other............................      (985,238)      (993,729)      203,842
      Trade accounts payable................................      (644,663)      (927,567)    1,609,861
      Accrued expenses......................................       250,827      2,216,093       447,852
      Deferred revenue......................................    (1,051,730)     1,165,235       (83,331)
                                                              ------------   ------------   -----------
         Net cash used by operating activities..............   (20,176,069)   (16,767,160)   (5,064,962)
                                                              ------------   ------------   -----------
Cash flows from investing activities:
  Additions to equipment and leasehold improvements.........    (4,451,606)    (3,854,036)     (222,320)
  Cash paid for cost based investments......................      (294,651)    (1,863,650)           --
  Cash paid for short term and long term securities.........   (46,220,000)   (26,941,942)           --
  Cash proceeds from short term and long term securities....    52,094,561             --            --
  Cash paid in purchase of wholly-owned subsidiary, net of
    cash acquired and transaction costs.....................    (1,898,822)    (1,347,039)           --
                                                              ------------   ------------   -----------
         Net cash used by investing activities..............      (770,518)   (34,006,667)     (222,320)
                                                              ------------   ------------   -----------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net...............            --     78,882,775            --
  Proceeds from issuance of redeemable, convertible
    preferred stock.........................................            --     12,122,297    16,227,243
  Proceeds from the exercise of warrants....................            --         10,964            --
  Proceeds from the exercise of stock options...............       111,956        214,475         4,531
  Proceeds from issuance of debt............................            --             --     3,000,000
  Purchase of treasury stock................................            --        (28,622)           --
  Principal payments on debt and capital lease
    obligations.............................................       (26,589)      (104,512)     (768,407)
  Stock issuance costs......................................       (23,659)            --            --
  Payments on advances under research and development
    arrangement.............................................            --             --      (244,654)
                                                              ------------   ------------   -----------
         Net cash provided by financing activities..........        61,708     91,097,377    18,218,713
                                                              ------------   ------------   -----------
Net increase (decrease) in cash and cash equivalents........   (20,884,879)    40,323,550    12,931,431
Cash and cash equivalents at beginning of year..............    58,374,899     18,051,349     5,119,918
                                                              ------------   ------------   -----------
Cash and cash equivalents at end of year....................  $ 37,490,020   $ 58,374,899   $18,051,349
                                                              ============   ============   ===========
Supplemental disclosures of cash flow from operations:
  Cash paid for interest....................................  $      3,023   $     90,549   $    73,125
                                                              ============   ============   ===========
Supplemental disclosures of non-cash financing and investing activities:
  Assets acquired under capital leases......................  $         --   $         --   $     9,790
                                                              ============   ============   ===========
  Conversion of debt to redeemable, convertible preferred
    stock...................................................  $         --   $         --   $ 2,366,905
                                                              ============   ============   ===========
  Conversion of redeemable, convertible preferred stock to
    common stock............................................  $         --   $ 46,587,639   $        --
                                                              ============   ============   ===========
  Issuance of common stock and options in purchase of
    wholly-owned subsidiary.................................  $ 12,580,997   $  2,975,861   $        --
                                                              ============   ============   ===========

          See accompanying notes to consolidated financial statements.

                    SIGNALSOFT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

  (a) Business and Basis of Presentation

     SignalSoft Corporation (the Company) is a Boulder, Colorado based developer of location-based software services for wireless intelligent networks. The Company operates in one business segment. The Company has three wholly owned subsidiary companies, Bfound.com Services Inc. (Bfound.com), located in Victoria, British Columbia, mobilePosition AB located in Kista, Sweden and SignalSoft Japan Kabushiki Kaisha located in Tokyo, Japan. All significant intercompany balances and transactions have been eliminated in consolidation.

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

  (b) Cash and Cash Equivalents and Restricted Cash

     Cash and cash equivalents include highly liquid investments with original maturities of three months or less at the date of purchase. Restricted cash is held in a deposit account as collateral for a letter of credit.

  (c) Accounting for Investments in Debt Securities

     The Company classifies its investments in debt securities as held-to-maturity. Held-to-maturity securities require that the Company has the positive intent and the ability to hold a security to maturity and are valued at amortized cost.

     We have not engaged in foreign currency or other hedging activities and do not enter into derivative financial instrument transactions for trading, speculative or any other purposes. Our investment policy prohibits the Company from engaging in investment activities that would be considered speculative according to the principles of conservative investment management. A speculative investment is defined as an assumption of risk in anticipation of gain while recognizing a higher than average possibility of loss. Additionally, investments are limited to high credit quality securities. Approved securities, minimum ratings and portfolio concentration limitations are specifically identified in the investment policy. Derivative instruments of any kind are not included as approved securities.

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

  (e) Equipment and Leasehold Improvements

     Equipment and leasehold improvements are recorded at cost. Cost of maintenance and repairs are charged to operations as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from 3 to 5 years. Amortization of leasehold improvements is calculated over the lesser of the lease term or the estimated useful lives of the improvements, which is estimated at 10 years.

                    SIGNALSOFT CORPORATION AND SUBSIDIARIES

  (f) Income Taxes

     The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No.
109). Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is recognized to the extent deferred tax assets may not be realizable.

  (g) Revenue Recognition

     In accordance with the provisions of SOP 97-2, Software Revenue Recognition (SOP 97-2), as amended by Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions(SOP 98-9), the Company recognizes software license revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. Accordingly, the Company recognizes software license revenue when a contract or a customer purchase order has been received and upon delivery and acceptance of product. In multiple element arrangements, the allocation of revenue for each element is estimated based on the vendor specific objective evidence of fair value ("VSOE") for each undelivered element. VSOE of fair value for each undelivered element principally maintenance or services is derived by renewals of maintenance or provision of services in which there are no other deliverable in each respective transaction. VSOE for maintenance is also provided by renewal rates in maintenance agreements. Revenue relating to separate maintenance and service contracts is recognized ratably over the service period and professional service consulting fees are recognized as services are provided.

     The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Revenue relating to separate maintenance and service contracts is recognized ratably over the service period. Professional service consulting fees are recognized as services are provided.

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

  (i) Impairment of Long-Lived Assets

     The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future cash flow expected to be generated by that asset. If assets are considered to be impaired, the impairment to be recognized is measured by the amount in which the carrying amount of the assets exceeds the fair market value of the assets. An asset's fair market value will be determined by future discounted net cash flows expected to be generated by the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair market value less costs to sell.

                    SIGNALSOFT CORPORATION AND SUBSIDIARIES

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

  (k) Software Development Costs and Research and Development Costs

     The Company may capitalize costs related to the development of certain software products. In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed, capitalization of costs begins when technological feasibility has been established and ceases when the product is available for general release to customers, at which time amortization begins on a product by product basis. Capitalized costs would be amortized over the estimated useful life of the product. No software development costs were capitalized during 2001, 2000 or 1999, as costs incurred between attainment of technological feasibility and general release were not significant. Research and development costs are charged to expense as incurred.

  (l) Loss per Share

     Loss per share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share (SFAS No. 128). Under SFAS No. 128, basic earnings
(loss) per share (EPS) excludes dilution for potential common stock issuances and is computed by dividing earnings or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS are the same in 2001, 2000 and 1999, as all potential common stock instruments, consisting of common stock options and warrants and convertible preferred stock, are anti-dilutive due to the net losses for each year.

                    SIGNALSOFT CORPORATION AND SUBSIDIARIES

     The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations (in thousands, except per share data):

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                          2001       2000      1999
                                                        --------   --------   -------
Numerator:
  Net loss attributable to common stockholders........  $(29,052)  $(15,480)  $(8,616)
                                                        ========   ========   =======
Denominator:
  Historical common shares outstanding for basic and
     diluted loss per share at beginning of the
     year.............................................    23,510      6,394     6,387
  Weighted average number of common equivalent shares
     issued during the year...........................     1,021      7,211         0
                                                        --------   --------   -------
  Denominator for basic and diluted loss per share --
     weighted average shares..........................    24,531     13,605     6,387
                                                        ========   ========   =======
  Loss per share -- basic and diluted.................  $  (1.18)  $  (1.14)  $ (1.35)

     For all periods presented, 1,410,269, 747,647, and 885,920 options for the years ending December 31, 2001, 2000 and 1999, respectively and 25,336 warrants as of December 31, 1999 were excluded from the diluted loss per share calculation because their effect would be anti-dilutive.

  (m) Foreign Currency Transactions and Translation

     For foreign operations with the local currency as the functional currency, assets and liabilities are translated at year-end exchange rates, and activities are translated at the average exchange rates during the year. Exchange gains and losses arising from translation of such foreign entity financial statements are included as a component of other comprehensive income (loss).

  (n) Comprehensive Income (Loss)

     The Company has adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for the reporting and display of comprehensive income (loss) and its components. The only items of comprehensive income (loss) are foreign currency translation adjustments and net loss.

  (o) Reclassifications

     Certain prior year amounts have been reclassified to conform to the 2001 financial statement presentation.

(2) ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

     The following is a reconciliation of the Company's allowance for uncollectible accounts for the year ended December 31, 2001. During the years ended December 31, 2000 and 1999, the Company had no allowance for uncollectible accounts.

                                                               YEAR ENDED
                                                              DECEMBER 31,
ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS                              2001
------------------------------------                          ------------
Balance, beginning of year..................................   $       --
Provision for uncollectible accounts........................    2,136,000
                                                               ----------
Balance, end of year........................................   $2,136,000
                                                               ==========

                    SIGNALSOFT CORPORATION AND SUBSIDIARIES

(3) INVESTMENTS

     The Company has invested in varying types of debt securities. Contractual maturities vary from 91 days to no more than 5 years. The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of held-to maturity securities by major security type and class of security at December 31, 2001 and 2000, were as follows.

                                                                  GROSS
AT DECEMBER 31, 2001                             AMORTIZED     UNREALIZED      AGGREGATE
HELD-TO-MATURITY                                   COST       HOLDING GAINS   FAIR VALUE
--------------------                            -----------   -------------   -----------
Commercial paper..............................  $ 2,999,110      $   290      $ 2,999,400
Corporate bonds...............................    5,552,370       20,078        5,572,448
Government securities.........................   12,515,901       38,949       12,554,850
                                                -----------      -------      -----------
                                                $21,067,381      $59,317      $21,126,698
                                                ===========      =======      ===========

                                                    GROSS           GROSS
AT DECEMBER 31, 2000               AMORTIZED     UNREALIZED       UNREALIZED      AGGREGATE
HELD-TO-MATURITY                     COST       HOLDING GAINS   HOLDING LOSSES   FAIR VALUE
--------------------              -----------   -------------   --------------   -----------
Commercial paper................  $12,773,010      $ 5,636         $(26,614)     $12,752,032
Corporate bonds.................    6,168,932       18,002               --        6,186,934
Government securities...........    8,000,000           --               --        8,000,000
                                  -----------      -------         --------      -----------
                                  $26,941,942      $23,638         $(26,614)     $26,938,966
                                  ===========      =======         ========      ===========

     Maturities of debt securities classified as held-to-maturity were as follows at December 31:

                                             2001                        2000
                                   -------------------------   -------------------------
                                    AMORTIZED     AGGREGATE     AMORTIZED     AGGREGATE
                                      COST       FAIR VALUE       COST       FAIR VALUE
                                   -----------   -----------   -----------   -----------
Due greater than 90 days but less
  than 1 year....................  $15,504,541   $15,531,335   $18,072,154   $18,078,731
Due after 1 years through 5
  years..........................    5,562,840     5,595,363     8,869,788     8,860,235
                                   -----------   -----------   -----------   -----------
                                   $21,067,381   $21,126,698   $26,941,942   $26,938,966
                                   ===========   ===========   ===========   ===========

     The Company did not sell any securities classified as held-to-maturity, nor did it include in income any realized gains or losses on securities held-to-maturity for the years ended December 31, 2001 and 2000, respectively.

(4) COST BASED INVESTMENTS

     In December 2001, the Company purchased an approximate 14.3% interest in Ahead Mobile, Inc., a Corporation under the laws of the Republic of Korea for a cash payment of $294,651. In December 2000, the Company purchased an approximate 1.3% interest in Webraska Mobile Technologies, a French Limited Liability Company, for a cash payment of $1,863,650. The Company uses the cost method to account for these investments and carries them at the lower of cost or estimated net realizable value. The Company continually reviews to determine whether a decline in value below cost basis is other than temporary. The Company considers a number of factors in this determination, including financial condition and operating performance, among others. If a decline is deemed other than temporary, the investment would be written down to estimated fair value. Write downs for cost based investments would be included in the Consolidated Statement of Operations as impairment of cost investments. As of December 31, 2001, there was no impairment to these cost based investments.

                    SIGNALSOFT CORPORATION AND SUBSIDIARIES

(5) EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Equipment and leasehold improvements consist of the following at December
31:

                                                                2001          2000
                                                             -----------   -----------
Office and computer equipment and software.................  $ 7,136,224   $ 4,369,153
Leasehold improvements.....................................    1,235,285       466,973
Furniture and fixtures.....................................    1,019,696       125,032
                                                             -----------   -----------
                                                               9,391,205     4,961,158
Less accumulated depreciation and amortization.............   (3,418,422)   (1,382,091)
                                                             -----------   -----------
                                                             $ 5,972,783   $ 3,579,067
                                                             ===========   ===========

(6) LINE OF CREDIT

     The Company has entered into a revolving line-of-credit agreement, which provides for borrowings of up to $400,000 through April 20, 2002. Interest on the letter-of-credit accrues at a rate per annum, equal to the rate announced by the lender as its prime rate and is payable monthly. The Company has agreed to maintain at least $2 million of liquid assets in an investment account with the bank. The Company had no borrowings under the line during the years ended December 31, 2001 or 2000.

(7) ACQUISITIONS

     On April 4, 2000 the Company purchased 76% of the common stock of Bfound.com for 9,976 shares of SignalSoft common stock and 413,175 shares of Class B common stock of our Nova Scotia subsidiary with a combined fair value of approximately $2.3 million and $1.1 million in cash. On May 16, 2000, the Company acquired the remaining 24% of Bfound.com's common stock for 135,172 shares of Class B common stock of its Nova Scotia subsidiary with fair value of approximately $0.7 million and $0.4 million in cash. As a result of the acquisition, the Company recorded approximately $4.7 million of intangible assets, representing primarily the technology purchased from Bfound.com. Goodwill is being amortized over a 60-month life using the straight-line method, through December 31, 2001. This transaction was accounted for using the purchase method of accounting. The shares of the Nova Scotia subsidiary are convertible on a one-to-one basis into shares of SignalSoft common stock at any time within five years of the acquisition at the option of the holder. On the five-year anniversary of the acquisition, the shares will convert at the Company's option. Minority interest in loss of subsidiary represents the loss applicable to the 24% stockholders interest for the period from April 4, 2000 through May 16, 2000.

     The operating results of Bfound.com are included in the Company's consolidated statements of operations since April 4, 2000. The following pro forma financial information assumes the acquisition of Bfound.com was consummated as of January 1, 1999. These results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the year, or of results which may occur in the future. The pro forma results listed below are unaudited and reflect the impact of purchase price adjustments (in thousands, except per share data):

                                                                  YEARS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Total revenue...............................................  $ 13,707   $  2,123
Net loss attributable to common stockholders................   (16,328)   (10,142)
Basic and diluted loss per share............................  $  (1.20)  $  (1.46)

                    SIGNALSOFT CORPORATION AND SUBSIDIARIES

     Pursuant to the terms of a Share Purchase Agreement, on May 25, 2001 the Company acquired approximately 99% of the issued and outstanding capital stock of mobilePosition AB, ("mobilePosition") a corporation organized under the laws of Sweden. In consideration for the acquired shares of mobilePosition, the Company paid $1.0 million in cash and issued 1,510,662 shares of its common stock with a fair value of approximately $12.1 million to such former holders of the mobilePosition shares. In relation to the share purchase agreement, the Company issued stock options at a fair value of approximately $290,000 and also agreed to reimburse mobilePosition for payments totaling $350,000 to certain of mobilePosition's employees as a result of the consummation of the acquisition. Such payments will be made in four equal installments at the end of each of the next four quarters beginning June 30, 2001. As a result of the acquisition the Company recorded approximately $15.2 million of intangible assets, representing primarily the technology, market presence and employee value provided by mobilePosition. The transaction was accounted for using the purchase method of accounting. Goodwill is being amortized over a 60-month life using the straight-line method, through December 31, 2001. In connection with the adoption of SFAS 142, the Company expects to complete valuation activities prior to March 31, 2002, and expects to report any changes in our first quarterly report of 2002. As of December 31, 2001, the Company evaluated the recoverability of its long-lived assets using various valuation methodologies, and determined that there was not an indication of impairment.

     In July 2001, the Company issued stock for the remaining 1% of mobilePosition common stock for consideration of 19,343 shares of the Company's common stock, with a fair market value of approximately $182,000. The net purchase price for mobilePosition, AB was allocated as follows:

                                                              (IN THOUSANDS)
Current assets, excluding cash acquired.....................     $   362
Equipment and leasehold improvements........................         136
Goodwill....................................................      15,166
Liabilities assumed.........................................        (439)
                                                                 -------
Purchase price, net of cash acquired........................     $15,225
                                                                 =======

     The operating results of mobilePosition are included in the Company's consolidated financial statements of operations from the dates of acquisition. The following pro forma financial information assumes the acquisition of mobilePosition was consummated as of January 1, 2000. These results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the year, or of results which may occur in the future. The pro forma results listed below are unaudited and reflect the impact of purchase price adjustments (in thousands, except per share data):

                                                                  YEARS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Total revenue...............................................  $ 20,461   $ 13,820
Net loss attributable to common stockholders................   (34,181)   (22,372)
Basic and diluted loss per share............................  $  (1.44)  $  (1.46)

     mobilePosition is engaged in developing location-based applications and technical solutions for location provisioning services to the wireless communications market.

     As of December 31, 2001 and 2000, the Company has intangible assets of $19.7 million and $4.5 million and accumulated amortization of $3.4 million and $0.7 million, respectively. Amortization expense for the years ended December 31, 2001, 2000 and 1999 was $2.7 million, $0.7 million and zero, respectively.

                    SIGNALSOFT CORPORATION AND SUBSIDIARIES

(8) RESTRUCTURING CHARGES

     During the year ended December 31, 2001, the Company incurred a restructuring charge of $0.4 million as a result of certain actions taken to reduce our cost structure. The charge was primarily for costs associated with severing employees, including severance packages and outplacement costs for 30 terminated employees. All functional areas were affected by the reduction in force. As of December 31, 2001, no payments had been made, however, all severance payments were made during the first quarter of 2002.

(9) INCOME TAXES

     Income taxes for the years ended December 31 differs from the amounts that would result from applying the federal statutory rate as follows:

                                                   2001          2000          1999
                                               ------------   -----------   -----------
Expected tax benefit.........................  $(10,168,088)  $(4,644,657)  $(2,582,334)
State income taxes, net of federal benefit...      (555,132)     (299,125)     (173,943)
Change in valuation allowance for deferred
  tax assets.................................     9,503,503     4,983,268     2,569,883
Amortization of non-deductible goodwill......       949,359            --            --
Change in deferred taxes due to changes in
  corporate tax rate from 34% to 35%.........            --      (141,264)           --
Other, net...................................       270,358       101,778       186,394
                                               ------------   -----------   -----------
          Actual income taxes................  $         --   $        --   $        --
                                               ============   ===========   ===========

     Temporary differences that give rise to significant components of deferred tax assets as of December 31 are as follows:

                                                   2001          2000          1999
                                               ------------   -----------   -----------
Net operating loss carryforwards.............  $ 17,867,391   $ 8,843,171   $ 4,510,559
Accounts receivable, due to allowance for
  doubtful accounts..........................       848,094            --            --
Other, net...................................       484,659       853,470       202,814
                                               ------------   -----------   -----------
          Gross deferred tax assets..........    19,200,144     9,696,641     4,713,373
Valuation allowance..........................   (19,200,144)   (9,696,641)   (4,713,373)
                                               ------------   -----------   -----------
          Net deferred tax assets............  $         --   $        --   $        --
                                               ============   ===========   ===========

     At December 31, 2001, the Company has a cumulative net operating loss carryforward for income tax purposes of approximately $48.6 million, which will expire in various amounts through the year 2021, if not utilized. The utilization of the net operating loss carryforward may be limited due to the provisions of Section 382 of the Internal Revenue Code relating to changes in ownership.

     Due to the uncertainty regarding the utilization of net operating loss carry forwards and research and experimentation credit carryforwards, no tax benefit has been recorded by the Company in 2001, 2000 and 1999, and a valuation allowance has been recorded for the entire amount of the deferred tax asset.

(10) INITIAL PUBLIC OFFERING AND REDEEMABLE PREFERRED STOCK CONVERSION

     At December 31, 1999, the Company had three classes of redeemable preferred stock (Series A, Series B and Series C) outstanding. All redeemable preferred shares were convertible at any time at the option of the holder into common stock, initially on a one for one basis subject to adjustment for anti-dilution provisions

                    SIGNALSOFT CORPORATION AND SUBSIDIARIES
included in the respective preferred stock agreements. All preferred stock had voting rights on an as converted basis and had liquidation preferences equal to the face amount of the preferred shares sold, plus all declared but unpaid dividends.

     The Company issued an additional 2,203,518 shares of Series C Redeemable, Convertible Preferred stock in January 2000 for total net proceeds of approximately $12.1 million.

     In August 2000, the Company completed its initial public offering of 5,060,000 shares of the Company's common stock, including underwriters' over-allotments of 660,000 shares, at an offering price of $17.00 per share, raising net proceeds of approximately $78.9 million. As provided for in the Preferred Stock Agreements, approximately 11.0 million shares, or $46.6 million, of redeemable, convertible preferred stock were converted, one-for-one, into the Company's common stock upon closing of the initial public offering.

(11) STOCK OPTIONS AND WARRANTS

  Stock Options and Grants

     In 1995, the Company adopted the SignalSoft Corporation Non-qualified Stock Option Plan ("95 Plan"), pursuant to which the Company's Board of Directors may issue common shares and grant incentive stock options and non-qualified stock options to employees, directors and consultants. The plan authorizes common stock issuances and grants of options to purchase up to 2,000,000 shares of common stock. At December 31, 2001, there were no shares available for grant under the plan.

     In August 2000, upon the effective date of the closing of the Company's initial public offering, the Company adopted the SignalSoft Corporation Equity Incentive Plan ("Equity Incentive Plan"). Under the Equity Incentive Plan, the Company's Board of Directors may grant non-qualified stock options, incentive stock options, stock appreciation rights, stock units, and other stock grants to its employees, consultants, and non-employee directors. The maximum number of shares of common stock that may be subject to award under the Equity Incentive Plan is 3,400,000. The number of shares and other awards that may be granted from this plan in any calendar year is limited to 1,000,000. To the extent that
1.0 million shares is not granted in any given year, up to 800,000 shares may be carried over to the next year. At December 31, 2001, approximately 1,846,768 shares were available for grant under the Equity Incentive Plan.

     In November 2000, the Company adopted the SignalSoft Corporation Non-qualified Stock Option Plan ("2000 Plan"). Under the 2000 Plan, the Company's Board of Directors may grant non-qualified stock options to its non-officer employees and consultants of the Company. The maximum aggregate number of shares that may be issued under the 2000 Plan is 1,000,000. At December 31, 2001, approximately 53,345 shares were available under the 2000 Plan.

     Under the Plans, the options are generally granted to vest over 50 months and expire upon the earlier of three months after termination of employment or ten years from the date of grant. Additionally, under Plans at the discretion of the Board of Directors' Compensation Committee, the Company granted certain options to certain of its international employees, which vest immediately, expire two years from date of grant, and are priced at a price greater than fair market value. The exercise price for incentive stock options is at least 100% of the stock's fair value on the date of grant. For non-qualified stock options, the Board of Directors determines the exercise price on the date of grant.

     The Company utilizes APB Opinion No. 25 to account for its employee stock options. Prior to the year 2001, the Company has granted options with exercise prices less than the fair value of common stock on the date of grant based on recent stock transactions, and the related compensation expense is being recognized over the vesting period of the options. Unrecognized compensation expense at December 31, 2001 and 2000 totaled approximately $2,102,109 and $3,222,919, respectively. If the Company determined compensation cost based on the fair value of the options at the grant date under SFAS No. 123, the Company's net loss and loss

                    SIGNALSOFT CORPORATION AND SUBSIDIARIES
per share in 2001, 2000 and 1999 would have been approximately $34,337,462, $16,706,185, and $7,676,000 and $1.20, $1.23 and $1.40, respectively.

     The weighted average fair value of options on the date of grant in 2001, 2000 and 1999 was $4.17, $10.82, and $1.68 respectively, using the Black-Scholes option-pricing model for each year with the following assumptions: no expected dividends, 75%-150% volatility, risk-free interest rate of approximately 6.5% and an expected term of 50 months. The remaining weighted average contractual life of options outstanding at December 31, 2001 was 7.85 years, with exercise prices ranging from $0.05 to $35.75.

     Under the Plans, option activity during 2001, 2000 and 1999 consisted of the following:

                                                                   WEIGHTED
                                                                   AVERAGE
                                                       NUMBER OF   EXERCISE     OPTIONS
                                                        OPTIONS     PRICE     EXERCISABLE
                                                       ---------   --------   -----------
Balance at December 31, 1998.........................  1,354,000    $  .42       576,560
                                                                               =========
  Granted............................................    292,667       .82
  Exercised..........................................     (6,970)      .65
  Forfeited..........................................    (30,968)      .80
                                                       ---------
Balance at December 31, 1999.........................  1,608,729       .48       885,920
                                                                               =========
  Granted............................................  1,795,100     10.63
  Exercised..........................................   (492,521)      .44
  Forfeited..........................................   (138,805)     5.09
                                                       ---------
Balance at December 31, 2000.........................  2,772,503      6.83       747,647
                                                                               =========
  Granted............................................  1,473,911      4.57
  Exercised..........................................   (154,167)      .73
  Forfeited..........................................   (375,712)     9.72
                                                       ---------
Balance at December 31, 2001.........................  3,716,535    $ 5.90     1,410,269
                                                       =========               =========

     The following table summarizes information about stock options outstanding at December 31, 2001:

                                   WEIGHTED                             NUMBER
                                   AVERAGE           WEIGHTED      EXERCISABLE AS OF      WEIGHTED
   RANGE OF        NUMBER         REMAINING          AVERAGE         DECEMBER 31,         AVERAGE
EXERCISE PRICE   OUTSTANDING   CONTRACTUAL LIFE   EXERCISE PRICE         2001          EXERCISE PRICE
--------------   -----------   ----------------   --------------   -----------------   --------------
                                  (IN YEARS)
 $  .05-.35         437,169          4.43             $  .24             434,769           $  .24
    .65-3.22      1,444,655          8.79               2.24             356,611              .68
   3.95-7.88        529,060          8.03               5.54             179,343             5.58
   8.00-15.56     1,145,000          7.78               8.96             392,400             9.36
 $31.58-35.75       160,651          8.72              33.53              47,146            33.44
                  ---------                                            ---------
                  3,716,535          7.85             $ 5.90           1,410,269           $ 4.68
                  =========                                            =========

                    SIGNALSOFT CORPORATION AND SUBSIDIARIES

(12) COMMITMENTS AND CONTINGENCIES

  Leases

     The Company leases office space and equipment under non-cancelable operating lease agreements that expire through 2006. Future minimum lease payments as of December 31, 2001 are as follows:

                                                              OPERATING
                                                                LEASES
                                                              ----------
2002........................................................  $1,975,319
2003........................................................   1,696,457
2004........................................................   1,488,337
2005........................................................   1,467,412
2006........................................................     494,586
                                                              ----------
          Total future minimum lease payments...............  $7,122,111
                                                              ==========

     Rent expense for operating leases for the years ended December 31, 2001, 2000 and 1999 was $2,320,319, $810,360 and $622,000 respectively.

(13) EMPLOYEE BENEFIT PLAN

     The Company has a 401(k) plan, which covers substantially all employees and allows employee contributions of up to 20% of compensation, up to the maximum allowed by the Internal Revenue Code. In 2001, the Company elected to make a matching contribution of 50% of the first 6% of employee contributions, which totaled approximately $13,000. Since plan inception and during the year ended December 31, 2000, the Company had not made discretionary matching contributions to the plan.

(14) SIGNIFICANT CUSTOMERS AND CONCENTRATION OR CREDIT RISK

     Revenue earned from significant customers during the years ended December 31, 2001, 2000 and 1999, respectively is:

                                                              2001   2000   1999
                                                              ----   ----   ----
Company A...................................................    3%    17%     8%
Company B...................................................    7%    12%    12%
Company C...................................................   11%    26%    46%
Company D...................................................   18%    11%    --
Company E...................................................   28%    15%    --
Company F...................................................   11%    --     --

     At December 31, 2001 and 2000, receivables from these customers represented 56% and 94%, respectively, of trade accounts receivable.

     As of December 31, 2001, the Company had approximately $37 and $22 million on deposit with two financial institutions. As of December 31, 2000, the Company had approximately $49 million on deposit with a single financial institution.

                    SIGNALSOFT CORPORATION AND SUBSIDIARIES

(15) SEGMENT INFORMATION

     The Company operates in one industry segment. The table below presents information by geographical area for the respective years:

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            2001      2000      1999
                                                           -------   -------   ------
                                                                 (IN THOUSANDS)
Total revenue attributable to:
  United States..........................................  $14,682   $ 5,140   $1,779
  Switzerland............................................      173     2,355      177
  Germany................................................    3,893     1,565       --
  Netherlands............................................       54       640       --
  United Kingdom.........................................      804       147       --
  Australia..............................................       --     3,478       --
  Other International....................................      776       324       --
                                                           -------   -------   ------
          Total..........................................  $20,382   $13,649   $1,956
                                                           =======   =======   ======

     Revenue is classified based on the country in which the Company's partner or customer is located. Assets and liabilities located outside of the United States are de minimis to the overall presentation of segment information.

(16) RELATED PARTY TRANSACTIONS

     Certain consulting services were provided by a company, of which a member of our Board of Directors is Vice President and partner. The payments related to these services totaled $1,219,886 and $61,500 in 2001 and 2000, respectively. There were no payments to this company in 1999. Other consulting services were provided to the Company by relatives of an officer of the Company. Payments related to these services approximated $99,275, $131,717 and $103,000 in 2001, 2000 and 1999, respectively. Other consulting services were provided by a company, of which a member of our Board of Directors is the Managing Director. Payments related to this service were $787,592 for 2001. No payments were made for these services during 2000 and 1999. The transactions were approved by the Board of Directors and payments for services are at market value.

                    SIGNALSOFT CORPORATION AND SUBSIDIARIES

(17) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                 BASIC AND DILUTED
                                                             GROSS                   LOSS PER
YEAR                                              REVENUE   PROFIT    NET LOSS     COMMON SHARE*
----                                              -------   -------   --------   -----------------
2001
  First quarter.................................  $ 6,210   $ 4,551   $ (4,608)       $(0.20)
  Second quarter................................    3,795     2,063     (8,290)        (0.34)
  Third quarter.................................    4,496     2,494     (8,321)        (0.33)
  Fourth quarter................................    5,881     4,047     (7,833)        (0.31)
                                                  -------   -------   --------
          Total.................................  $20,382   $13,155   $(29,052)
                                                  =======   =======   ========
2000
  First quarter.................................  $ 1,625   $ 1,013   $ (2,675)       $(0.42)
  Second quarter................................    3,201     2,197     (3,356)        (0.45)
  Third quarter.................................    3,826     2,772     (3,040)        (0.18)
  Fourth quarter................................    4,997     3,423     (4,149)        (0.18)
                                                  -------   -------   --------
          Total.................................  $13,649   $ 9,405   $(13,220)
                                                  =======   =======   ========

---------------

* Earnings Per Share (EPS) in each quarter is computed using the weighted-average number of shares outstanding during that quarter while EPS for the full year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the four quarters' EPS does not equal the full-year EPS.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                              DESCRIPTION                             LOCATION
-------                             -----------                             --------
          2.1           -- Share Purchase Agreement by and    Incorporated by reference to Exhibit
                           among the Registrant, European     2.1 to the Company's Form 8-K filed
                           Digital Partners Ltd., Qino        May 29, 2001.
                           Flagship Ltd., Alpha Venture
                           Capital Fund Management S.A. and
                           certain founding and other
                           Shareholders
          2.2           -- Share Purchase Agreement by and    Incorporated by reference to Exhibit
                           between the Registrant and         2.2 to the Company's Form 8-K filed
                           certain other shareholders of      May 29, 2001.
                           mobilePosition
          3.1           -- Second Amended and Restated        Incorporated by reference to Exhibit
                           Certificate of Incorporation       3.1 to the Company's Form S-1
                                                              Registration Statement No. 333-34670
          3.2           -- Bylaws                             Incorporated by reference to Exhibit
                                                              3.2 to the Company's Form S-1
                                                              Registration Statement No. 333-34670
         10.1           -- Series C Preferred Stock Purchase  Incorporated by reference to Exhibit
                           Agreement between Series C         10.1 to the Company's Form S-1
                           Investors and the Registrant       Registration Statement No. 333-34670
         10.2           -- Purchase Agreement between         Incorporated by reference to Exhibit
                           Bfound.com Services, Inc. and the  10.2 to the Company's Form S-1
                           Registrant                         Registration Statement No. 333-34670
         10.3           -- Investors' Rights Agreement        Incorporated by reference to Exhibit
                           Between Certain Investors, David   10.3 to the Company's Form S-1
                           Hose, Mark Flolid, Jim Fitch and   Registration Statement No. 333-34670
                           the Registrant
         10.4           -- Amendment One to Investors'        Incorporated by reference to Exhibit
                           Rights Agreement                   10.4 to the Company's Form S-1
                                                              Registration Statement No. 333-34670
         10.5           -- Amendment Two to Investors'        Incorporated by reference to Exhibit
                           Rights Agreement                   10.5 to the Company's Form S-1
                                                              Registration Statement No. 333-34670
         10.6           -- Lease Agreement by and between     Incorporated by reference to Exhibit
                           Walnut Canyon Partners and the     10.6 to the Company's Form S-1
                           Registrant                         Registration Statement No. 333-34670
         10.7           -- SignalSoft Corporation             Incorporated by reference to Exhibit
                           Nonqualified Stock Option Plan     10.7 to the Company's Form S-1
                           (1995), as amended                 Registration Statement No. 333-34670
         10.8           -- Form of Stock Option Agreement     Incorporated by reference to Exhibit
                                                              10.8 to the Company's Form S-1
                                                              Registration Statement No. 333-34670
         10.9           -- SignalSoft Corporation Equity      Incorporated by reference to Exhibit
                           Incentive Plan                     10.9 to the Company's Form S-1
                                                              Registration Statement No. 333-34670
         10.10          -- Form of Indemnification Agreement  Incorporated by reference to Exhibit
                                                              10.10 to the Company's Form S-1
                                                              Registration Statement No. 333-34670

EXHIBIT
NUMBER                              DESCRIPTION                             LOCATION
-------                             -----------                             --------
         10.11          -- SignalSoft Corporation             Incorporated by reference to Exhibit
                           Nonqualified Stock Option Plan     10.2 to the Company's Form S-8 filed
                           (2000)                             January 26, 2001
         10.12          -- Registration Rights Agreement      Incorporated by reference to Exhibit
                           between the Registrant and the     10.1 to the Company's Form 8-K filed
                           former holders of shares of        May 29, 2001
                           capital stock of mobilePosition
                           AB
         10.13          -- Lease Agreement by and between     Filed herewith electronically
                           5665 Flatiron Parkway, Ltd. and
                           the Registrant
         21.1           -- Subsidiaries of the Registrant     Filed herewith electronically
         23.1           -- Consent of KPMG LLP                Filed herewith electronically