Form 10-Q
period 2002-03-31
SIGNALSOFT CORP
filed 2002-05-13
CIK 1103354

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2002

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    As of May 7, 2002, there were 25,307,436 shares of $0.001 par value Common Stock outstanding.


================================================================================

                     SIGNALSOFT CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q

                                      INDEX


                                                                           Page Number
PART I -  FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements:

          Unaudited Condensed Consolidated Balance Sheets at
          March 31, 2002 and December 31, 2001................................3

          Unaudited Condensed Consolidated Statements of Operations and
          Comprehensive Loss for the three months ended March 31, 2002 and 2001............................................................4

          Unaudited Condensed Consolidated Statements of Cash Flows for
          the three months ended March 31, 2002 and 2001......................5

          Notes to Unaudited Condensed Consolidated Financial Statements......6

Item 2.   Management's Discussion and Analysis of Condition and Results
          of Operations......................................................10

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.........15

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings..................................................16

Item 2.   Change in Securities and Use of Proceeds...........................16

Item 3.   Defaults Upon Senior Securities....................................16

Item 4.   Submission of Matters to a Vote of Security Holders................16

Item 5.   Other Information..................................................16

Item 6.   Exhibits and Reports on Form 8-K...................................16

SIGNATURES...................................................................17

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                     SIGNALSOFT CORPORATION AND SUBSIDIARIES

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            MARCH 31,       DECEMBER 31,
                                                              2002             2001
                                                         --------------    --------------
                          ASSETS

Current assets:
  Cash and cash equivalents ..........................   $   46,420,442    $   37,490,020
  Trade accounts receivable, net of allowance for
     doubtful accounts of $2.1 million in 2002 and
     2001, respectively ..............................        3,207,333         2,610,779
  Prepaid expenses and other .........................        1,703,567         2,027,578
  Short-term investments, held to maturity ...........        2,000,030        15,504,541
                                                         --------------    --------------
       Total current assets ..........................       53,331,372        57,632,918
Equipment and leasehold improvements, net ............        5,734,171         5,972,783
Goodwill, net ........................................       16,297,783        16,297,783
Restricted cash ......................................          555,027           617,336
Cost based investments ...............................        2,158,301         2,158,301
Long-term investments, held to maturity ..............        1,604,469         5,562,840
                                                         --------------    --------------
       Total assets ..................................   $   79,681,123    $   88,241,961
                                                         ==============    ==============

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable .............................   $      480,787    $      666,228
  Accrued restructuring charge .......................               --           352,000
  Accrued compensation payable .......................        1,462,669         2,189,989
  Other accrued expenses .............................          766,723         1,235,472
  Deferred revenue ...................................          221,504           288,514
                                                         --------------    --------------
       Total current liabilities .....................        2,931,683         4,732,203
Stockholders' equity:
  Preferred stock ....................................               --                --
  Common stock .......................................           25,286            25,194
  Additional paid-in capital .........................      146,567,315       146,525,592
  Deferred stock option compensation .................       (1,849,170)       (2,102,109)
  Accumulated deficit ................................      (67,847,453)      (60,784,038)
  Treasury stock .....................................          (28,622)          (28,622)
  Accumulated other comprehensive loss ...............         (117,916)         (126,259)
                                                         --------------    --------------
       Total stockholders' equity ....................       76,749,440        83,509,758
                                                         --------------    --------------

       Total liabilities and stockholders' equity ....   $   79,681,123    $   88,241,961
                                                         ==============    ==============

                             See accompanying notes.

                     SIGNALSOFT CORPORATION AND SUBSIDIARIES

                 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

                        OPERATIONS AND COMPREHENSIVE LOSS

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                        ----------------------------
                                                            2002            2001
                                                        ------------    ------------
Revenue:
  License fees ......................................   $  2,887,395    $  5,537,083
  Maintenance fees ..................................        437,069         181,041
  Professional services and other ...................        562,614         491,723
                                                        ------------    ------------
      Total revenue .................................      3,887,078       6,209,847
Cost of revenue (exclusive of stock option
  compensation expense of $39,466 and
  $45,269 for the three months ending
  March 31, 2002 and 2001, respectively) ............      1,658,312       1,658,566
                                                        ------------    ------------
      Gross profit ..................................      2,228,766       4,551,281
Operating expenses:
  Selling, general and administrative (exclusive
     of stock option compensation expense of
     $146,973 and $167,735 for the three months
     ending March 31, and 2001, respectively) .......      5,400,036       6,405,317

  Research and development (exclusive of stock
     option compensation expense of $66,500 and
     $79,559 for the three months ending
     March 31, 2002 and 2001, respectively) .........      3,300,724       3,016,046
  Depreciation and amortization .....................        621,648         595,076
  Stock option compensation expense .................        252,939         292,563
                                                        ------------    ------------
      Total operating expenses ......................      9,575,347      10,309,002
                                                        ------------    ------------

      Loss from operations ..........................     (7,346,581)     (5,757,721)

  Interest and other income, net ....................        283,166       1,149,265
                                                        ------------    ------------
      Net loss ......................................     (7,063,415)     (4,608,456)

Other comprehensive loss -- foreign currency
  translation adjustment ............................          8,343         (40,891)
                                                        ------------    ------------

      Comprehensive loss ............................   $ (7,055,072)   $ (4,649,347)
                                                        ============    ============


Loss per share -- basic and diluted .................   $      (0.28)   $      (0.20)
                                                        ============    ============

Weighted average number of common shares
  outstanding -- basic and diluted ..................     25,236,288      23,524,631
                                                        ============    ============


                             See accompanying notes.

                     SIGNALSOFT CORPORATION AND SUBSIDIARIES

                 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

                                   CASH FLOWS

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                             ----------------------------
                                                                 2002            2001
                                                             ------------    ------------
Cash flows from operating activities:
  Net loss ...............................................   $ (7,063,415)   $ (4,608,456)
  Adjustments to reconcile net loss to net cash used
    by operating activities:
    Depreciation and amortization ........................        697,725         638,246
    Compensation and interest expense related to
      issuance of common stock options and warrants ......        252,939         292,563
    Other, net ...........................................             --          (7,890)
    Changes in operating assets and liabilities:
      Trade accounts receivable ..........................       (596,554)      1,623,997
      Prepaid expenses and other .........................        324,011        (321,084)
      Trade accounts payable .............................       (185,441)        228,106
      Accrued expenses ...................................     (1,548,069)       (122,348)
      Deferred revenue ...................................        (67,010)       (989,382)
                                                             ------------    ------------
         Net cash used by operating activities ...........     (8,185,814)     (3,266,248)
                                                             ------------    ------------
Cash flows from investing activities:
  Additions to equipment and leasehold improvements ......       (458,259)       (984,627)
  Investment maturities, net .............................     17,462,882      (9,155,228)
  Restricted cash ........................................         69,798              --
                                                             ------------    ------------
         Net cash provided (used) by investing
           activities ....................................     17,074,421     (10,139,855)
                                                             ------------    ------------

Cash flows from financing activities:
  Proceeds from the exercise of stock options ............         41,815          38,920
  Principal payments on debt and capital lease
    obligations ..........................................             --         (16,456)
                                                             ------------    ------------

         Net cash provided by financing activities .......         41,815          22,464
                                                             ------------    ------------
Net increase (decrease) in cash and cash equivalents .....      8,930,422     (13,383,639)
Cash and cash equivalents at beginning of period .........     37,490,020      58,374,899
                                                             ------------    ------------
Cash and cash equivalents at end of period ...............   $ 46,420,442    $ 44,991,260
                                                             ============    ============
Supplemental disclosures of cash flow from operations:
  Cash paid for interest .................................   $        427    $     14,487
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

    The accompanying unaudited financial information as of and for the three months ended March 31, 2002 and 2001, has been prepared in accordance with generally accepted accounting principles for interim financial information. All significant adjustments, consisting of only normal and recurring adjustments, that, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the three months ended March 31, 2002 and 2001 have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2001, included in the Company's Annual Report on Form 10-K.

(b) Revenue Recognition

    In accordance with the provisions of SOP 97-2, Software Revenue Recognition (SOP 97-2), as amended by Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions(SOP 98-9), the Company recognizes software license revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. Accordingly, the Company recognizes software license revenue when a contract or a customer purchase order has been received and upon delivery and acceptance of product. In multiple element arrangements, the allocation of revenue for each element is estimated based on the vendor specific objective evidence of fair value ("VSOE") for each undelivered element. VSOE of fair value for each undelivered element, principally maintenance or services, is derived by renewals of maintenance or provision of services in which there are no other deliverables in each respective transaction. VSOE for maintenance is also provided by renewal rates in maintenance agreements. Revenue relating to separate maintenance and service contracts is recognized ratably over the service period and professional service consulting fees are recognized as services are provided.

    The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability to collect required payments from customers.

(c) Loss per Share

    Loss per share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share (SFAS No. 128). Under SFAS No. 128, basic earnings
(loss) per share (EPS) excludes dilution for potential common stock issuances and is computed by dividing earnings or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS are the same in each of the quarters ended March 31, 2002 and 2001, as all potential common stock instruments, consisting of common stock options, are anti-dilutive due to the net losses for each quarter.

    The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations (in thousands, except per share data):

                                                                   Three Months Ended
                                                                        March 31,
                                                               ----------------------------
                                                                   2002            2001
                                                               ------------    ------------

Numerator:
  Net loss ..................................................  $     (7,063)   $     (4,608)
                                                               ============    ============
Denominator:
  Historical  common shares  outstanding  for basic
     and diluted loss per share at beginning of the period...        25,194          23,510
  Weighted average number of common equivalent shares
     issued during the period ...............................            42              15
                                                               ------------    ------------
  Denominator for basic and diluted loss per
     share -- weighted average shares .......................        25,236          23,525
                                                               ============    ============

  Loss per share -- basic and diluted ......................   $      (0.28)   $      (0.20)
                                                               ============    ============


    For all periods presented, 2,250,462 and 832,067 options for the quarters ending March 31, 2002 and 2001, respectively, were excluded from the diluted loss per share calculation because their effect would be anti-dilutive.

(2) Recent Accounting Pronouncements

    In June 2001, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 141 "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Under these new standards, all acquisitions subsequent to June 30, 2001 must be accounted for under the purchase method of accounting, and purchased goodwill is no longer amortized over its useful life. Rather, goodwill will be subject to a periodic impairment test based upon its fair value. We do not expect any impact from adopting the provisions of SFAS No. 141. We have not yet determined the impact of adopting SFAS No. 142. We expect to complete valuation activities prior to June 30, 2002 and expect to report any changes in our second quarterly report of 2002.

    Net income and earnings per share for the quarter ended March 31, 2001 adjusted to exclude amortization expense (net of taxes) is as follows (in thousands, except per share data):


                                                        Three
                                                     Months Ended
                                                    March 31, 2001
                                                    --------------
Net income:
  Reported net loss...............................     $ (4,608)
  Goodwill amortization...........................          225
                                                       --------

       Adjusted net income .......................     $ (4,383)
                                                       ========

Basic and diluted earnings per share:
  Reported loss per share.........................     $  (0.20)
  Goodwill amortization...........................         0.01
                                                       --------

       Adjusted basic and diluted earnings per
         share ...................................     $  (0.19)
                                                       ========

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment and disposal of long-lived assets and discontinued operations. The Company did not realize an impact from adopting this standard.

(3) Investments

    The Company has invested in varying types of debt securities. Contractual maturities vary from 91 days to no more than 5 years. The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of held-to-maturity securities by major security type and class of security at March 31, 2002 were as follows.

                                                   Gross          Gross
At March 31, 2002                  Amortized     Unrealized      Unrealized     Aggregate
Held-to-maturity                     Cost      Holding Gains  Holding Losses   Fair Value
-----------------                ------------  -------------  --------------  ------------

Corporate bonds ..............   $    601,324   $        693   $         --   $    602,017
Government securities ........      3,003,175          3,675             --      3,006,850
                                 ------------   ------------   ------------   ------------
                                 $  3,604,499   $      4,368   $         --   $  3,608,867
                                 ============   ============   ============   ============

    Maturities of debt securities classified as held-to-maturity were as follows:

                                                            March 31, 2002               December 31, 2001
                                                     ---------------------------   ---------------------------
                                                       Amortized      Aggregate      Amortized      Aggregate
Held to Maturity                                         Cost        Fair Value        Cost        Fair Value
----------------                                     ------------   ------------   ------------   ------------

Due greater than 90 days but less than 1 year ....   $  2,000,030   $  2,000,620   $ 15,504,541   $ 15,531,335

Due after 1 year through 5 years .................      1,604,469      1,608,247      5,562,840      5,595,363
                                                     ------------   ------------   ------------   ------------
                                                     $  3,604,499   $  3,608,867   $ 21,067,381   $ 21,126,698
                                                     ============   ============   ============   ============

    The Company did not sell any securities classified as held-to-maturity, nor did it include in income any realized gains or losses on securities held-to-maturity for the three months ended March 31, 2002 and 2001, respectively.

(4) Cost Based Investments

    In December 2001, the Company purchased an approximate 14.3% interest in Ahead Mobile, Inc., a corporation organized under the laws of the Republic of Korea, for a cash payment of $0.3 million. In December 2000, the Company purchased an approximate 1.3% interest in Webraska Mobile Technologies, a French limited liability company, for a cash payment of $1.9 million. The Company uses the cost method to account for these investments and carries them at the lower of cost or estimated net realizable value. The Company continually reviews to determine whether a decline in value below cost basis is other than temporary. The Company considers a number of factors in this determination, including financial condition and operating performance, among others. If a decline is deemed other than temporary, the investment would be written down to estimated fair value. Write downs for cost based investments would be included in the Consolidated Statement of Operations as impairment of cost investments. As of March 31, 2002, there was no impairment to these cost based investments.

(5) Acquisitions

    On April 4, 2000 the Company purchased 76% of the common stock of Bfound.com for 9,976 shares of SignalSoft common stock and 413,175 shares of Class B common stock of our Nova Scotia subsidiary with a combined fair value of approximately $2.3 million and $1.1 million in cash. On May 16, 2000, the Company acquired the remaining 24% of Bfound.com's common stock for 135,172 shares of Class B common stock of its Nova Scotia subsidiary with fair value of approximately $0.7 million and $0.4 million in cash. As a result of the acquisition, the Company recorded approximately $4.7 million of intangible assets, representing primarily the technology purchased from Bfound.com. Through December 31, 2001, goodwill was amortized over a 60-month life using the straight-line method. This transaction was accounted for using the purchase method of accounting. The shares of the Nova Scotia subsidiary are convertible on a one-to-one basis into shares of SignalSoft common stock at any time within five years of the acquisition at the option of the holder. On the five-year anniversary of the acquisition, the shares would convert at the Company's option. At March 31, 2002, all shares of the Nova Scotia subsidiary had been converted to SignalSoft common stock.

    Pursuant to the terms of a Share Purchase Agreement, on May 25, 2001, the Company acquired approximately 99% of the issued and outstanding capital stock of mobilePosition AB, ("mobilePosition") a corporation organized under the laws of Sweden. In consideration for the acquired shares of mobilePosition, the Company paid $1.0 million in cash and issued 1,510,662 shares of its common stock with a fair value of approximately $12.1 million to such former holders of the mobilePosition shares. In relation to the share purchase agreement, the Company issued stock options at a fair value of approximately $0.3 million and also agreed to reimburse mobilePosition for payments totaling approximately $0.4 million to certain of mobilePosition's employees as a result of the consummation of the acquisition. Such payments were made in four equal installments at the end of each of the four quarters beginning June 30, 2001. As a result of the acquisition the Company recorded approximately $14.9 million of intangible assets, representing primarily the technology, market presence and employee value provided by mobilePosition. The transaction was accounted for using the purchase method of accounting. Through December 31, 2001, goodwill was amortized on a straight-line basis over a 60-month life.

    In July 2001, the Company issued stock for the remaining 1% of mobilePosition common stock for consideration of 19,343 shares of the Company's common stock, with a fair market value of approximately $0.2 million.

    The pro forma results listed below are unaudited and reflect the results as if the acquisition occurred January 1, 2001, and include the impact of purchase price adjustments (in thousands, except per share data):

                                                      Three Months Ended
                                                        March 31, 2001
                                                      ------------------

Total revenue..................................          $    6,274
Net loss ......................................          $   (7,602)
Basic and diluted loss per share...............          $    (0.32)

    mobilePosition is engaged in developing location-based applications and technical solutions for location provisioning services to the wireless communications market.

    In connection with the adoption of SFAS No. 142, the Company expects to complete valuation activities prior to June 30, 2002 and expects to report any changes in our second quarterly report of 2002.


(6) Restructuring Charges

    During the year ended December 31, 2001, the Company incurred a restructuring charge of $0.4 million as a result of certain actions taken to reduce our cost structure. The charge was primarily for costs associated with severing employees, including severance packages and outplacement costs for all terminated employees. All functional areas were affected by the reduction in force. All payments related to the restructuring were made during the first quarter of 2002.

The following table sets forth the restructuring activity through March 31, 2002, in thousands:

                                     Accrual                                 Accrual
                                   Balance at                              Balance at
                                  December 31,      Cash       Noncash      March 31,
                                      2001        Payments     Charges        2002
                                 -------------   ----------   ----------   ------------

Severance                         $        330   $      330   $       --   $         --

Legal and Outplacement Services             22           22           --             --
                                  ------------   ----------   ----------   ------------

                                  $        352   $      352   $       --   $         --
                                  ============   ==========   ==========   ============

      Severance and employment-related charges consist primarily of severance, health benefits, other termination costs and legal costs as a result of the termination of approximately 30 employees, of which 66% were in selling, general and administrative functions, 20% were in research and development and 14% were in operations.

      As a result of the Company's continued change in strategy and its desire to improve its cost structure and profitability, in April 2002 the Company announced a restructuring plan that will, among other things, reduce the Company's workforce by approximately 83 employees. In connection with the implementation of the restructuring plan, the Company expects to incur expenses of approximately $2.5 million in the second quarter of 2002 to cover the costs of severance, elimination of excess facilities and related leasehold improvements, asset disposals and other restructuring related charges.

(7) Significant Customers and Concentration or Credit Risk

    Revenue earned from significant customers for the three months ended March 31, 2002 and 2001, respectively is:

                                                2002   2001
                                                ----   ----

             Company A.....................       1%    32%
             Company B.....................       2%    17%
             Company C.....................      37%    23%
             Company D.....................      13%    --
             Company E.....................      12%    --
             Company F.....................      --     14%

    At March 31, 2002 and 2001, receivables from these customers represented 32% and 75%, respectively, of trade accounts receivable.

    As of March 31, 2002, the Company had approximately $37 and $13 million on deposit with two financial institutions.

(8) RELATED PARTY TRANSACTIONS

    Certain consulting services were provided by a company, of which a member of our Board of Directors is Vice President and partner. The payments related to these services totaled $349,845 and $20,000 in the quarters ended March 31, 2002 and 2001, respectively. Other consulting services were provided to the Company by relatives of an officer of the Company. Payments related to these services approximated $16,035 and $20,132 for the quarters ended March 31, 2002 and 2001, respectively. The transactions were approved by the Board of Directors and payments for services are at market value.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This Quarterly Report on Form 10-Q contains a number of forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), that reflect our current views with respect to future events and financial performance. We use words such as "estimates," "projects," "believes," "anticipates," "intends," "expects," "future," and similar expressions to identify forward-looking statements. Such statements are based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. See the discussion under "Factors That May Affect Future Results" in our Annual Report on Form 10-K for the year ended December 31, 2001. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

    We were incorporated in Colorado in 1994 and reincorporated in Delaware in 1998. From our inception until 1997, our efforts were primarily devoted to research and development, raising capital, recruiting personnel and establishing key industry partnerships. We generated total revenue of approximately $20.4 million in 2001, $13.6 million in 2000 and $2.0 million in 1999. We incurred net losses of approximately $29.1 million in 2001, $13.2 million in 2000 and $7.6 million in 1999. We expect that for the next year our losses will continue on a quarterly basis. While it is our objective to realize profitability during at least one quarter in 2003, there can be no assurance that we will achieve profitability in any quarter, and if we do, that we would be able to sustain or increase profitability in following quarters. As of March 31, 2002, we had an accumulated deficit of $67.8 million.

    In 1996, the Federal Communications Commission mandated that all wireless carriers offer a 911 service with features equivalent in many respects to those of wireline 911 services. We used this mandate as an opportunity to develop a mobile location services product called SafetyFirst (which we previously called "Wireless 911") that met the requirements of the telecommunications industry. Although we realized that the revenue potential for SafetyFirst was somewhat limited, we believed that our development and rollout of SafetyFirst was an opportunity to capture market share in mobile location services and to develop valuable partnerships in the wireless industry.

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

Since the introduction of our first product in 1997, we have launched IN Location (which we previously called "local.info"), Location Sensitive Billing and FriendFinder and have introduced a complete operating platform to include Location Manager, Location Studio and MAPS. Additionally, since 1998 we expanded and opened international offices in the United Kingdom, Singapore and Japan and began actively marketing our services to mobile operators in Europe and Asia Pacific. In May 2000, we completed the acquisition of Bfound.com Services, Inc., a British Columbia based company providing us with mobile location services tracking technology. In May 2001, we announced our acquisition of mobilePosition, a Sweden based company that develops customer oriented location based applications for mobile operators. These acquisitions bring us additional marketing and distribution relationships with major industry players and allow us to immediately provide an extended range of corporate and consumer applications to wireless network operators worldwide. We also continue our strategy of establishing partnerships throughout the industry, expanding our selling and marketing efforts in Europe, Japan, Asia Pacific, Sweden, Australia and the United States and adding features to our products.

    Since our inception, we have continued to invest substantially in research and development, marketing, domestic and international sales channels, professional services and our operational and administrative infrastructure, resulting in losses and negative operating cash flows. We expect to continue to incur losses, which may be substantial, and generate negative cash flows from operations for the next year. Our revenue must grow substantially if we are to offset our current operating expenses and become profitable. Our objective is to realize profitability during at least one quarter in 2003, however, there can be no assurance that we will achieve profitability in a quarter, or if we do, that we would be able to sustain or increase profitability in following quarters.

RECENT ACCOUNTING PRONOUNCEMENTS

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

CRITICAL ACCOUNTING POLICIES

    Our consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. Critical accounting policies and estimates that most impact our consolidated financial statements are those that relate to our revenue recognition, accounts receivable, intangibles, investments and equipment and leasehold improvements. Presented below is a description of the accounting policies we deem critical to understanding our consolidated financial statements.

    REVENUE RECOGNITION: We earn revenue primarily from license fees, maintenance fees and professional services sold through direct sales or through our channel partners. Our license arrangements, which do not provide for a right of return, are primarily perpetual licenses. We also offer different levels of maintenance and support arrangements, which provide the customer the right to receive error and bug fix releases and version releases of the product made available during the license term.

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

    ACCOUNTS RECEIVABLE. Accounts receivable is recorded net of allowance for doubtful accounts totaling $2.1 million each of March 31, 2002 and December 31, 2001, respectively. We regularly review the adequacy of our accounts receivable allowance after considering the size of the accounts receivable aging, the ages of each invoice, each customer's expected ability to pay and our collection history with each customer. We review any invoice greater than 90 days past due to determine if an allowance is appropriate based on the risk category using the factors discussed above. The allowance for doubtful accounts represents our best estimate, but changes in circumstances relating to accounts receivable may result in additional allowances or recoveries in the near future.

    INTANGIBLES: We review long-lived assets, including intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future cash flow expected to be generated from the operation of that asset. If assets are considered to be impaired, the impairment to be recognized is measured by the amount in which the carrying amount of the assets exceeds the fair market value of the assets. An asset's fair value will be determined by future discounted net cash flows expected to be generated by the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. There were no impairment losses during the three months ended March 31, 2002 or 2001. Through December 31, 2001, goodwill was amortized over a 60-month period, using the straight-line method. As discussed in "Recent Accounting Pronouncements" above, we will adopt SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangibles" as of January 1, 2002. As a result, goodwill and certain intangible assets will not be amortized, but instead, will be reviewed for impairment at least annually, in accordance with the provisions of this statement.

    INVESTMENTS: We classify our investments in debt securities as held-to-maturity. Held-to-maturity securities require that we have the positive intent and the ability to hold a security to maturity. Held-to-maturity securities are valued at amortized cost.

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



RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2001


Revenue

         We generate three different types of revenue. License revenues are primarily associated with the licensing of our application and infrastructure software products to service providers; maintenance and support revenues are derived from customer support, scheduled product upgrades and other software support services; and professional services revenues, which are derived primarily from providing deployment and integration consulting services to service providers. During the three months ended March 31, 2002, approximately 37%, 13%, and 12% of our revenue resulted from sales to Sprint, OMG and One2One, respectively.

    License fees. License fee revenue decreased $2.6 million to approximately $2.9 million for the three months ended March 31, 2002 from approximately $5.5 million for the three months ended March 31, 2001. The decrease in license fee revenue during the three months ended March 31, 2002, resulted primarily from the economic downturn in our industry and the decrease in sales of licenses for various products under our reseller agreements.

    Maintenance fees. Maintenance fee revenue increased approximately $0.2 million to approximately $0.4 million for the three months ended March 31, 2002 from approximately $0.2 million for the three months ended March 31, 2001. The change in maintenance fee revenue reflects a larger base of deployed products and the deployment of our products by our resellers.

    Professional services and other. Professional services and other revenue increased approximately $71,000 in the three months ended March 31, 2002. The increase reflects continued development with current and new customers.

Cost of Revenue

     Cost of revenue remained primarily unchanged at approximately $1.7 million for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. Operations personnel increased to 46 at March 31, 2002 from 38 at March 31, 2001, largely a result of the acquisition of mobilePosition. The increase resulting from headcount was offset by a reduction in travel of the same amount. As a percentage of total revenue, cost of revenue increased to 43% for the three months ended March 31, 2002, from 27% for the three months ended March 31, 2001. This increase is a direct result of reduced revenues during the three months ended March 31, 2002.


Selling, General and Administrative

    Selling, general and administrative ("SG&A") costs decreased approximately $1.0 million to approximately $5.4 million for the three months ended March 31, 2002, from approximately $6.4 million for the three months ended March 31, 2001. The decrease in SG&A expense results primarily from decreased commissions expense of $1.4 million reflecting the overall decline in revenues and a decrease of $0.2 million due to a decline in SG&A personnel to 90 as of March 31, 2002 from 94 as of March 31, 2001 reflecting implementation of the restructuring plan announced in December 2001. This decrease in costs is offset by an increase of $0.5 million in the first quarter of 2002 for costs associated with mobilePosition, purchased in May 2001, along with additional costs of $0.1 million associated with the restructuring plan announced in December 2001.

Research and Development

    Research and development ("R&D") expenses increased $0.3 million to approximately $3.3 million for the three months ended March 31, 2002, from approximately $3.0 million for the three months ended March 31, 2001. The change in R&D costs is due primarily to an increase of $0.4 million in salaries and benefits. This increase in salaries and benefits is associated with the change in R&D personnel to 97 as of March 31, 2002 from 82 as of March 31, 2001, which reflects the additional personnel provided for in the purchase of mobilePosition in May 2001.

Depreciation and Amortization

    Depreciation and amortization was approximately $0.6 million for each of the three months ended March 31, 2002 and March 31, 2001. Depreciation increased by approximately $0.2 million resulting from the increase in equipment and leasehold improvements to approximately $9.8 million as of March 31, 2002, from $5.9 million at March 31, 2001. This is offset by a decrease of $0.2 million in the amortization of goodwill resulting from the adoption of SFAS 142, which eliminates the amortization of goodwill.

Stock Option Compensation Expense

    Stock-based compensation expense totaled $0.3 million in each of the three months ended March 31, 2002 and 2001. These costs relate to options granted in 2000, 1999, 1998 and 1997 under our stock option plans with exercise prices deemed to be at less than fair value of common stock at the date of grant. Unrecognized compensation expense as of March 31, 2002 totaled approximately $1.8 million.


Interest and Other Income, Net

    Other income decreased approximately $0.8 million to approximately $0.3 million for the three months ended March 31, 2002 from approximately $1.1 million for the three months ended March 31, 2001. The decrease results primarily from interest income derived from generally lower interest rates and decreased cash equivalents and investment balances resulting from cash used in the operations of the business.

Liquidity and Capital Resources

    Since our inception and until our initial public offering in August 2000, we financed our operations primarily through the private offering of redeemable, convertible preferred stock, which totaled $44.3 million, net of issuance costs. In addition, we financed our operations through an equipment loan, capital leases and short-term bridge loans. Upon completion of our initial public offering, a total of 5,060,000 common shares were sold to the public, which resulted in net proceeds to the Company after expenses of $78.9 million. Additionally, upon completion of the initial public offering, all the redeemable, convertible preferred stock converted into common stock. We also receive funds, from time to time, from the exercise of options to purchase shares of our stock.

    During the three months ended March 31, 2002, cash and cash equivalents increased $8.9 million. This increase resulted primarily from cash provided by investing activities of $17.1 million offset by cash used in operating activities of $8.2 million.

    Net cash used in operating activities of $8.2 million during the three months ended March 31, 2002 resulted primarily from net operating losses of $7.1 million, which reflects our continued investment in market development and due to cash expenditures for accrued expenses and increased receivables.

    Net cash provided by investing activities of $17.1 million for the three months ending March 31, 2002, resulted primarily from net investment maturities of $17.5 million, offset by cash used for additions to equipment of $0.5 million. As of March 31, 2002, we had cash, cash equivalents, restricted cash and marketable short-term and long-term investments of $50.6 million.

    Net cash provided by financing activities of $42,000 in the three months ended March 31, 2002, resulted from cash provided by the exercise of stock options.

    As of March 31, 2002, our principal commitments consisted of obligations outstanding under operating lease obligations totaling approximately $7.0 million over the next five years. In addition, we have a revolving line of credit agreement providing for borrowings up to $0.4 million through April 2002. No borrowings were outstanding under this line of credit as of March 31, 2002.

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



    ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The following discusses our exposure to market risk related to changes in interest rates and foreign currency exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in the Risk Factors section of the Company's Annual Report on Form 10-K for the year ended December 31, 2001. As of March 31, 2002, we had short-term investments of $2.0 million and long-term investments of $1.6 million. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rates by 10% from the March 31, 2002 rates would cause the fair value of these investments to change by an insignificant amount. We have the ability to hold these investments until maturity, and therefore we do not expect the value of these investments to be affected to any significant degree by the effect of a sudden change in market interest rates. Declines in interest rates over time will, however, reduce our interest income.

    During the three months ended March 31, 2002, approximately 39% of our revenue resulted from sales outside the United States, predominantly in Europe. Fluctuations in the value of foreign currencies relative to the United States dollar could cause us to incur currency exchange losses. We expect that as a result of our partner sales channel strategy that we will be paid in United States dollars for the majority of our international sales. However, to the extent our international revenue increases and we are paid in currency other than United States dollars, we will be exposed to greater foreign currency exchange risk. We have experienced some fluctuation in the value of payments made to us in currencies other than United States dollars. Although these fluctuations have not materially affected our financial results, these types of fluctuations subject us to potential foreign currency gains and losses that may have a material effect on our financial results in the future. Additionally, we do not maintain significant asset or cash account balances in currencies other than the United States dollar. Therefore, we do not believe that we currently have any significant direct foreign currency exchange rate risk.

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

         From our initial public offering, we incurred approximately $6.0 million in underwriters' discounts and commissions and approximately $1.1 million in legal, accounting and document preparation fees. After deducting expenses of the offering, we received net offering proceeds of approximately $78.9 million. The net proceeds were invested in short-term and long-term financial instruments. No payments constituted direct or indirect payments to any of our directors, officers or general partners or their associates, to persons owning 10% or more of any class of our equity securities or to any of our affiliates.

         During the three months ended March 31, 2002, net proceeds from the initial public offering were utilized primarily for research and development activities, general corporate activities and capital expenditures. The actual amount of net proceeds we spend on a particular use will depend on many factors, including our future revenue growth; additional financing sources, if any, availability and desirability of acquisition candidates; the amount of expenditures required for other uses; and the amount of cash generated or used by our operations. Many of these factors are beyond our control. Therefore, our management has broad discretion in the use of the net proceeds. Until we use the net proceeds of the offering as described above, we intend to continue to invest the majority of net proceeds in investment grade marketable securities and limited funds in longer-term investment grade securities.

         During the three months ended March 31, 2002, we issued 92,106 shares of common stock upon the exercise of employee stock options granted under the Company's 1995 Non-Qualified Stock Option Plan resulting in total proceeds of approximately $42,000.


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

                                      SIGNALSOFT CORPORATION

                                      By       /s/ ANDREW M. MURRAY
                                         ---------------------------------------
                                                   Andrew M. Murray
                                         Senior Vice President of Finance and
                                               Chief Financial Officer

Dated: May 10, 2002